Form 10-Q
period 2000-06-30
EXULT INC
filed 2000-08-11
CIK 1108341

================================================================================

                                    FORM 10-Q

                                ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                 JUNE 30, 2000
                               -------------------------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM
                               -------------------------------------------------

COMMISSION FILE NUMBER                          0-30035
                       ---------------------------------------------------------

                                   EXULT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                        8742                   33-0831076
(STATE OR OTHER JURISDICTION OF     (PRIMARY STANDARD          (I.R.S. EMPLOYER
         INCORPORATION                  INDUSTRIAL           IDENTIFICATION NO.)
       OR ORGANIZATION)           CLASSIFICATION NUMBER)

                            4 PARK PLAZA, SUITE 1000
                            IRVINE, CALIFORNIA 92614
                                 (949) 250-8002
     (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES         NO  X
    ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding and each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                     OUTSTANDING AT JULY 31, 2000
           -----                     ----------------------------

       COMMON STOCK                          84,957,597

================================================================================

                  PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.


                                   EXULT, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                   DECEMBER 31,     JUNE 30,
                                                                       1999           2000
                                                                   ------------     ---------
                                                                                   (UNAUDITED)
                                           ASSETS
Current Assets:
  Cash and cash equivalents......................................    $ 39,199       $ 135,936
  Investments....................................................          --           5,000
  Accounts receivable............................................         824          10,319
  Prepaid expenses and other current assets......................         287           4,051
                                                                     --------       ---------
         Total Current Assets....................................      40,310         155,306
Property and Equipment, net......................................       4,440          16,344
Intangibles, net.................................................      13,603          11,492
Other Assets.....................................................         414             506
                                                                     --------       ---------
         Total Assets............................................    $ 58,767       $ 183,648
                                                                     ========       =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...............................................    $  1,453       $   5,094
  Accrued liabilities............................................       2,270          16,661
  Current portion of long-term obligations.......................       4,630           4,680
                                                                     --------       ---------
         Total Current Liabilities...............................       8,353          26,435
                                                                     --------       ---------

Long-Term Obligations, net of current portion....................       4,304           4,425
                                                                     --------       ---------

Commitments and Contingencies

Stockholders' Equity:
  Convertible preferred stock, $0.0001 par value;
    Authorized -- 15,000,000 shares; Issued
      and outstanding --  6,191,212 at December 31,
      1999 and 0 at June 30, 2000 (unaudited),
      including additional paid-in capital.......................      58,768              --
  Common stock, $0.0001 par value;
    Authorized -- 500,000,000 shares; Issued
      and outstanding --  9,434,300 at December 31,
      1999, 84,607,597 at June 30, 2000 (unaudited)..............           1               8
    Additional paid-in capital...................................       5,971         196,207
  Subscription receivable........................................        (100)             --
  Deferred compensation..........................................      (3,134)         (3,327)
  Accumulated deficit............................................     (15,396)        (40,100)
                                                                     --------       ---------
         Total Stockholders' Equity..............................      46,110         152,788
                                                                     --------       ---------
         Total Liabilities and Stockholders' Equity..............    $ 58,767       $ 183,648
                                                                     ========       =========


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                                   EXULT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                              ----------------------------    ---------------------------
                                                  1999            2000           1999            2000
                                              ------------    ------------    -----------    ------------
Revenue....................................   $        213    $      8,172    $       213    $     13,749
Cost of Revenue............................            213          12,393            213          18,143
                                              ------------    ------------    -----------    ------------

Gross Profit...............................             --          (4,221)            --          (4,394)
                                              ------------    ------------    -----------    ------------

Expenses:
  Product development......................             54           1,559             54           2,363
  Selling, general and administrative......          2,616           9,474          3,132          20,191
                                              ------------    ------------    -----------    ------------
     Total expenses........................          2,670          11,033          3,186          22,554
                                              ------------    ------------    -----------    ------------

Loss from Operations.......................         (2,670)        (15,254)        (3,186)        (26,948)

  Interest income, net.....................             61           1,452             67           2,244
                                              ------------    ------------    -----------    ------------

Net Loss...................................   $     (2,609)   $    (13,802)   $    (3,119)   $    (24,704)
                                              ============    ============    ===========    ============


Net Loss per Common Share --
  Basic and diluted........................   $      (0.29)   $      (0.40)   $     (0.69)   $      (1.11)
                                              ============    ============    ===========    ============

Weighted Average Number of
  Common Shares Outstanding --
    Basic and diluted......................      8,949,272      34,883,462      4,503,833      22,248,467
                                              ============    ============    ===========    ============

Pro Forma Net Loss per
  Common Share (see Note 5) --
    Basic and diluted......................                   $      (0.18)                  $      (0.34)
                                                              ============                   ============

Pro Forma Weighted Average Number of
  Common Shares Outstanding (see Note 5) --
    Basic and diluted......................                     78,508,712                     73,228,418
                                                              ============                    ===========

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                                   EXULT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                       SIX MONTHS ENDED
                                                          JUNE 30,
                                                     --------------------
                                                      1999        2000
                                                     -------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................   $(3,119)   $ (24,704)
  Adjustments to reconcile net loss to net cash
    used in operating activities --
      Depreciation and amortization...............        85        3,563
      Charge for warrants.........................     1,125           --
  Changes in operating assets and liabilities --
    Investments...................................        --       (5,000)
    Accounts receivable...........................      (213)      (9,495)
    Prepaid expenses and other current assets.....       (93)      (3,764)
    Other assets..................................      (126)         (92)
    Accounts payable..............................       203        3,641
    Accrued liabilities...........................       123       14,391
                                                     -------    ---------
        Net cash used in operating activities.....    (2,015)     (21,460)
                                                     -------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.............      (149)     (12,551)
                                                     -------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred stock...     9,194       71,128
  Net proceeds from issuance of common stock......       140       59,345
  Payment of subscription receivable..............        --          100
  Exercise of stock options.......................        --          210
  Payments on capital lease obligation............        --          (35)
                                                     -------    ---------
        Net cash provided by financing activities.     9,334      130,748
                                                     -------    ---------

Net increase in cash and cash equivalents.........     7,170       96,737
Cash and cash equivalents, beginning of period....       851       39,199
                                                     -------    ---------
Cash and cash equivalents, end of period..........   $ 8,021    $ 135,936
                                                     =======    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest......................................   $    --    $      16
                                                     =======    =========
    Income taxes..................................   $    --    $      18
                                                     =======    =========

SUMMARY OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
    Common stock issued on subscription...........   $   100    $      --
                                                     =======    =========
    Common stock warrants issued for services.....   $ 1,125    $      --
                                                     =======    =========
    Acquisition of equipment through capital lease   $    --    $     243
                                                     =======    =========


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                                   EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The unaudited consolidated financial statements of Exult, Inc. and subsidiaries ("Exult" or the "Company") have been prepared by Exult's management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. A consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

    These unaudited consolidated financial statements and notes included herein should be read in conjunction with Exult's audited consolidated financial statements and notes for the year ended December 31, 1999 which were included in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

Segment Information and Concentration of Revenue/Credit Risk

    Management has determined that the Company operates within a single operating segment. For the three and six months ended June 30, 2000, 87% and 89%, respectively, of the Company's revenue has been derived from within the United States with the balance being derived primarily from within the United Kingdom.

    During the three months ended June 30, 2000, three of the Company's process management clients accounted for approximately 32%, 17% and 16%, respectively, of the Company's total revenue. The same three clients accounted for approximately 22%, 19% and 17%, respectively, of the Company's total revenue during the six months ended June 30, 2000. We believe that the resulting concentration of credit risk in our receivables, with respect to our limited client base, is substantially mitigated by our credit evaluation process. To date, our bad debt write-offs have not been significant.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss) depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction involved. The Company does not expect that adoption of SFAS No. 133 will have a material impact on its consolidated financial position or results of operations as the Company does not currently hold any derivative financial instruments.

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 provides a framework by which to recognize revenue in the financial statements and the Company believes the adoption of SAB No. 101 in the fourth quarter of this calendar year will not have a material impact on the Company's financial statements.

2.  BUSINESS ACQUISITION

    In November 1999, the Company purchased all of the assets and business, except for cash, accounts receivable, and unbilled work-in-progress, of Gunn Partners Inc. ("Gunn"), for $5.0 million in cash and a non-interest bearing note in the amount of $10.0 million payable in two equal installments in November 2000 and 2001. The note was recorded net of imputed interest thereon at an interest rate of nine percent. The purchase price was allocated to various intangible intellectual properties and fixed assets. Accordingly, the results of operations for the Gunn business for the three and six months ended June 30, 2000 have been included in Exult's consolidated financial statements for the respective periods.

3.  STOCKHOLDERS' EQUITY

Capital Transactions

    In February 2000, the Company issued 6,885,480 shares of Series D Convertible Preferred Stock in a private placement with institutional investors for net consideration of approximately $59,969,000. In addition, BP International Limited, subject to the terms of a stockholders agreement which contains certain preemptive and anti-dilution provisions, exercised its right to purchase 385,805 shares of Series C Preferred Stock for net consideration of approximately $3,966,000.

    In April 2000, BP International Limited exercised certain warrants to acquire 667,844 shares of Series C Convertible Preferred Stock and 3,339,220 shares of Common Stock for net consideration of approximately $7,193,000 and $5,242,000, respectively.

    In June 2000, Exult completed its initial public offering of its Common Stock issuing 6,000,000 shares for net consideration after the underwriting discount and offering costs of approximately $54,079,000. Concurrent with the consummation of the initial public offering, all of the outstanding shares of the Company's Preferred Stock were converted into 65,484,785 shares of Common Stock. In July 2000, Exult issued an additional 300,000 shares of Common Stock in connection with the underwriters' exercise of their over-allotment option receiving net consideration of $2,790,000.

    During the six months ended June 30, 2000, warrants to purchase 34,617 shares of Common Stock were excercised for net consideration of approximately $24,000.

Stock Option Deferred Compensation

    The Company recorded additional aggregate deferred compensation for stock options issued of approximately $0 and $793,000 for the three and six months ended June 30, 2000, respectively. The amounts recorded represent the difference between the grant price and the deemed fair value of the Company's Common Stock at the date of grant. Deferred stock option compensation is amortized to expense using the straight-line method over the 48-month vesting period of the underlying stock options.

4.  INCOME TAXES

    The Company did not record a tax provision for the three and six months ended June 30, 1999 and 2000, as it had incurred only net operating losses as of these dates. A full valuation allowance is provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets associated therewith.

5.  NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

    The net loss per share, basic and diluted, for the three and six months ended June 30, 1999 and 2000, was computed using the weighted average number of shares of Common Stock outstanding during the respective periods. The impact of all outstanding shares of Preferred Stock convertible into Common Stock, warrants to purchase Common Stock or Preferred Stock convertible into Common Stock, and stock options to purchase Common Stock were excluded from the respective computations as their impact is antidilutive.

    Concurrent with the consummation of the initial public offering of the Company's Common Stock, all outstanding shares of Preferred Stock were converted into Common Stock. The pro forma net loss per share and pro forma weighted average number of common shares outstanding for the three and six months ended June 30, 2000 reflects conversion of the Preferred Stock into Common Stock during the respective periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that are based on our current expectations, assumptions, estimates and projections about us and our industry. These statements concern, among other things, our goals and strategies, the anticipated scope and results of our business operations, and our ability to:

    o complete development of our web-based eHR solution and successfully implement it for current and potential future clients;

    o   obtain other comprehensive process management contracts;

    o   expand our centers of expertise;

    o   increase revenue, control expenditures and recognize economies of scale;
        and

    o expand our sales and marketing capabilities and our technology and general operating infrastructure.

    These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The cautionary statements should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons why actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We caution you to read these forward-looking statements in conjunction with the rest of the disclosure in this Quarterly Report on Form 10-Q, particularly the "Risk Factors" section, and with the Company's other filings with the Securities and Exchange Commission.

                                    BUSINESS

OVERVIEW

    Exult is the first company to offer comprehensive management of human resources departments for Global 500 corporations. We call our service "eHR" because we will use our software, state-of-the-art information technology capabilities, and Internet or web-enabled communications to transform our clients' HR departments into proactive, global, knowledge-based organizations focused on strategy and policy rather than transactions and administration. A key component of our eHR solution is our web-based system for linking our clients and their employees together. This system will act as a portal through which our clients' employees, managers and annuitants can access their HR information systems, and as a browser that can navigate through those systems to find information and process transactions. Our eHR solution is designed to eliminate the numerous organizational, transactional and communication barriers that exist in large corporations, provide comprehensive data, information and decision support, and facilitate our clients' business processes and interactive communication 24 hours a day, seven days a week, regardless of business unit or location. Our eHR solution also leverages resources and achieves economies of scale through our human resources ("HR") best practices expertise, expert HR process consulting and research capabilities, and shared client service centers, which handle our clients' HR transaction, production and call center requirements. Our objective is to become the leading provider of comprehensive HR process management solutions that enable large, multinational corporations to reduce their HR costs and increase the productivity of their human capital.

OUR COMPANY

    We design, implement and manage comprehensive web-enabled human resources processes for Global 500 corporations. We believe no other company currently assumes broad management responsibility for processes throughout the entire HR function. By providing a comprehensive eHR solution, we believe we can increase human capital productivity and lower our clients' overall HR costs.

    We commenced operations in October 1998. From our inception through May 1999, we had no sales and our activities primarily related to the pursuit of our initial contracts and the development of the infrastructure to support comprehensive eHR process management. We began development of our web-enabled interface in August 1999. We deployed the first release of our web-enabled employee interface with limited features in the second quarter of 2000 and rolled out our second version with certain enhancements and greater functionality in July 2000. We intend to further enhance and add greater functionality in subsequent releases.

    In June 1999, we entered into a letter of intent with BP Amoco p.l.c. ("BP") which led to the signing of multi-year contracts for web-enabled HR process management services in December 1999. In addition, commencing in June 1999 we recognized revenue for certain work we performed for BP before our contracts were signed. The contracts consist of a Framework Agreement and operational contracts for the United States and United Kingdom. The Framework Agreement provides the overall governance and methodology for our services on a worldwide basis. Under the contracts for the United States and United Kingdom, we will manage BP's basic HR processes in those countries, which represent approximately 70% of BP's employees and annuitants. Through a mutually agreed upon schedule and procedure, we are migrating the HR processes we have agreed to manage to our client service centers and implementing HR best practices. During the first 14 months of the contract, the billing to BP and our revenue equals BP's cost of providing for itself the service we have agreed to provide. During the 14 month transition period, we expect that our cost of providing the service, managing the migration and implementing change will exceed the revenue. After the initial transition period, we are obligated to provide our services to BP in the U.K. and the U.S. for fixed amounts that are generally equal to or less than BP's historical costs incurred in connection with the services that we are assuming. After we have achieved a negotiated minimum return from provision of our services, we are required to share further savings with BP in a negotiated gain sharing arrangement that is intended to motivate us and BP to maximize efficiency in the provision of our services. If savings in excess of the gain sharing threshold are achieved, our revenue would be reduced by the amount of gain sharing due our client. However, our gross profit measured in dollars and as a percentage of revenue would increase. There are no assurances that savings can be achieved to this magnitude and we may experience fluctuations in our revenue and gross profit resulting from the use of estimates of gain sharing that differ from actual results. Although gain sharing is an important component of the BP contract and may be duplicated in future contracts to encourage efficiencies, we do not expect that gain sharing and associated adjustments to revenue will have a material impact on our results in any given period because it is not applicable to all sources of revenue and cost, and cost reductions are often implemented and realized over extended periods. If we are unable to successfully manage the process and reduce the costs, we could be subjected to further losses.

    In November 1999, we purchased the business of Gunn Partners, Inc., a provider of research, benchmarking and consulting services for the measurement and improvement of HR, and accounting and finance processing for Global 500 corporations. The purchase price for this acquisition was $5.0 million in cash plus a non-interest bearing note in the amount of $10.0 million. Gunn Partners was formed in 1991 and currently operates as our wholly-owned consulting unit. In connection with this transaction we hired approximately 35 of their employees.

    Effective January 1, 2000, we entered into two service agreements with Pactiv Corporation and Tenneco Automotive Inc. to provide information technology and other finance support services for three years which are subject to certain renewal provisions. In addition to these agreements we purchased certain assets in December 1999, including equipment and licenses for an aggregate purchase price of approximately $3.5 million. This transaction provided us with a leased client service center in Houston, Texas and the ability to hire approximately 70 employees. We are currently using this client service center to service these two clients as well as BP. We are also developing our recently opened client service center in Glasgow, Scotland to support the BP contracts.

    We expect our primary source of revenue for the near future to be the fees we earn for providing our eHR process management services under long-term contracts. We recognize revenue under these contracts as the services are rendered. A secondary source of revenue is the consulting services performed by Gunn Partners. We recognize revenue for these consulting services either at the time the study is completed and the report is delivered, or over the period in which services are performed as information or feedback is provided to the client. As part of our eHR solution, we will also manage our clients' relationships with third party vendors. In most cases, we expect to become responsible for the vendor contracts and we will include in revenue charges that we collect from our clients. We will pay the costs of these services to the third party vendors, and such costs will be included in our cost of revenue. Revenue from consulting and related services is net of reimbursable expenses.

    To date, we have typically generated leads for potential eHR process management clients through our management, existing consulting relationships, board of directors, third party consultants, contact with key executives at companies within the Global 500 or direct communication from such companies after reading articles, press releases or visiting our web site. After initial discussions with and qualification of the potential client, we typically enter into a letter of intent with the client which establishes a framework for due diligence and contract negotiations. Our letter of intent may provide for reimbursement of some or all of our direct and indirect costs incurred during this process if a contract is not signed. To the extent such costs are guaranteed by the letter of intent, reimbursements of costs will be included in revenue. To the extent reimbursements are not guaranteed, such amounts will be expensed as incurred and will be included in revenue once invoiced and collection is reasonably assured.

    We incurred a net loss in 1999 and expect to incur net losses in 2000, 2001 and potentially in future years. In the next two years, we anticipate making large expenditures to build additional client service centers, to expand our sales and marketing capabilities, to fund the development and expansion of our technology and general operating infrastructures, and to make strategic acquisitions. To the extent that revenue does not increase at a rate commensurate with our increasing costs and expenditures, our future operating results and liquidity could be materially and adversely affected.

                                  RISK FACTORS

    The following risks affect our business and the prospects for investments in our common stock. Additional risks and uncertainties not presently known to us or that we currently believe are not important may also impair our business operations. Any of the following risks could adversely affect our business, financial condition or results of operations.

WE HAVE A LIMITED OPERATING HISTORY AND UNPROVEN BUSINESS MODEL.

    We entered into our first process management contract in December 1999. We have only three clients and we are still implementing the largest of our process management contracts. As such, our business model is unproven. Our success depends on our ability to develop and implement a high quality, cost-effective services offering, produce satisfactory results for our clients and attract new clients. We have not been in operation long enough to judge whether we can accomplish these objectives, or whether our clients will perceive our services as beneficial. Accordingly, our revenue and income potential and future operating results are uncertain.

WE OPERATE IN A NEW AND EVOLVING MARKET WITH UNCERTAIN PROSPECTS FOR GROWTH.

    Our business model is based on managing most or all of our clients' HR processes. The market for this service is new and our growth depends on the willingness of businesses to outsource management of their human resources functions. We are not certain that the market for our services will develop, that our services will be adopted, or that our clients will use these Internet-based services in the degree or manner that we expect. If we are unable to react quickly to changes in the market, if the market fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, then we are unlikely to become or remain profitable.

OUR SUCCESS DEPENDS UPON OUR CONTRACT WITH BP AND OTHER EARLY CONTRACTS.

    BP is the first client for which we are offering a comprehensive eHR solution, and we anticipate revenue from this contract to represent a majority of our future revenue through 2000 and possibly in future periods. This contract is still at an early stage and our service offering is not yet fully developed. As such, we believe our ability to secure future clients and revenues will be largely dependent upon our ability to manage and administer BP's HR processes effectively and efficiently, and achieve the contracted service levels and cost savings. BP can terminate the arrangement for material breach or significant and repeated performance failures. In addition, from December 2002, BP may terminate the arrangement with 12 months advance notice together with, for any termination occurring between December 2002 and December 2004, termination payments designed to defray our costs and give us a specified return on our investment in the contract. If BP were to substantially reduce or stop using our services, our reputation and future revenues would be seriously impaired. We expect to face similar risks with other significant clients until our business model and service offering are firmly established.

    Although our arrangement with BP contemplates that we manage their HR processes worldwide, and we have a first right to provide human resources management services to BP in each country in which they have operations, our current contracts cover only the United Kingdom and the United States. BP is not obligated to add additional countries and we must demonstrate our ability to meet their service needs and provide specified cost savings in other countries to expand the arrangement. We have no experience operating in foreign countries and we might not be able to manage the HR needs of BP or potential future clients on a global basis.

OUR eHR SOLUTION IS AT AN EARLY STAGE OF DEVELOPMENT.

    We expect our clients' employees to access our web-enabled eHR solution through our proprietary human resources portal. This portal is still being developed and has not yet been fully implemented. Application of the portal to BP and other clients requires integration of many independent programs and complex functions, and we will need to continue to revise and adapt the program. If we fail to develop the portal in accordance with the specifications and delivery milestones agreed upon by us and BP or other clients, or if we are unable to achieve the functionality we expect, our ability to deliver our services and achieve our business objectives in general could be seriously impeded.

CAPACITY CONSTRAINTS AND THE LENGTH OF OUR NEW CLIENT SALES AND INTEGRATION CYCLES WILL LIMIT OUR REVENUE GROWTH.

    We expect most of our revenue growth to come from new client engagements. However, because we are a new company and are still creating the components of our service offering, we plan to limit the number of additional client engagements we accept over the near term. This strategy may negatively affect our revenue growth until we have developed our solution to the point that it can be extended more rapidly across a greater number of clients.

    Our client contracts involve significant commitments and cannot be made without a lengthy, mutual due diligence process during which we identify the potential client's service needs and costs, and our ability to meet those needs and provide specified cost savings. We must devote significant management time and other resources to each due diligence process over a period of four to six months or more, and we can conduct at most only a few of these due diligence undertakings at one time. This lengthy due diligence process limits our revenue growth, and we have invested significant time in some potential client relationships that have not resulted in contracts. It is possible that any other potential client due diligence process could result in a decision by us or the potential client not to enter into a contract after we have made significant investments of time and resources.

    After a new client contract is signed, we convert the client's HR processes to our systems and infrastructure in stages. This transition period can take up to a year or more and may involve unanticipated difficulties and delays. Our pricing model involves guaranteed reductions in the client's HR costs, and we cannot realize the full efficiencies of providing services to the client through our infrastructure until this transition is complete. Therefore, any increase in our earnings that could be expected from our BP agreements or any new contract will be delayed for at least several months after the contract is signed, and it could take a significant amount of time for our BP agreements or any new contract to contribute significantly to profits or cash flow. The transition of BP's HR processes to our systems and infrastructure is not scheduled to be complete until February 2001, and could be delayed. We attempt to negotiate long-term contracts in order to give us time to complete the transition and earn a profit, but if implementation of our service model is delayed, or if we do not meet our service commitments under any particular contract and the client terminates our engagement early as a result, we might experience no return on our substantial investment of time and resources in that client.

WE EXPECT TO CONTINUE TO INCUR SIGNIFICANT NET OPERATING LOSSES AND WE MAY NEED TO RAISE ADDITIONAL CAPITAL.

    Starting up our company and building our infrastructure is expensive. Since our formation, we have not had a profitable quarter. We incurred a net loss of $15.2 million for the year ended December 31, 1999 and a net loss $24.7 million for the six months ended June 30, 2000. For the year ended December 31, 1999, we used cash of $7.6 million in operating activities and $9.6 million in investing activities. In addition for the six months ended June 30, 2000, we used cash of $21.5 million in operating activities and $12.6 million in investing activities. We expect to continue to make significant and increasing investments in the development of our eHR solution, client service centers, and web technologies, the expansion of our sales and marketing and service capabilities and the procurement of additional contracts. We expect at least $15 million to $20 million of these expenses to be capitalized in 2000 and an additional $10 million to $12 million in 2001. These capitalized amounts are amortized over three to five years. This significant depreciation and amortization expense will reduce future profitability. We may also need cash to make acquisitions and develop new service offerings and technologies. As a result, we will need to generate significant revenues to achieve profitability. We expect to incur net losses in 2000 and 2001, and we cannot be certain that we will ever operate profitably, or that we can sustain or increase profitability on a quarterly or annual basis in the future.

    Because we do not expect our operating income to cover our cash needs for some time, we may need to raise additional funds through public or private debt or equity financings. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds, we may be unable to fund our operations.

WE MAY NOT BE ABLE TO ACHIEVE THE COST SAVINGS WE HAVE PROMISED OUR CLIENTS.

    We provide our services for fixed fees that are generally equal to or less than our clients' historical costs to provide for themselves the services we contract to deliver. As a result, our profitability will depend on our ability to provide services cost-effectively. Achieving the efficiency we need depends upon our ability to develop our eHR solution into a standardized management system that can be operated from our client service centers and extended to multiple clients with only minimal client-specific adaptation and modification. The actual cost reductions we are able to achieve will vary by client for a variety of reasons, including the scope of services we agree to provide, the existing state of our clients' HR department and processes, and our ability to standardize, centralize, and simplify their processes, notwithstanding the complexity of their existing systems and potential resistance by some parts of the client organization to change. If we miscalculate the resources or time we need to perform under any of our contracts, the costs of providing our services could exceed the fees we receive from our clients, and we would lose money. Our contracts also generally contain certain minimum service level or cost savings requirements that we must meet. If we are not able to meet these requirements, we may be obligated to issue credits to our clients against future payments to us. If we breach a contract in a material way or repeatedly fail to perform, our client can terminate the contract.

TO SUCCEED WE MUST HIRE, ASSIMILATE AND RETAIN KEY MANAGEMENT PERSONNEL AND LARGE NUMBERS OF NEW EMPLOYEES, OPEN NEW CLIENT SERVICE CENTERS, ASSIMILATE OUR CLIENTS' PERSONNEL AND SYSTEMS, AND EXPAND OUR OWN SYSTEMS AND CONTROLS.

    To become profitable, we must extend our service model across many client organizations and gain critical mass in the size and breadth of our operations. Our ability to achieve rapid growth depends upon the following essential elements:

    o We must be able to hire, train and retain key management personnel and large numbers of human resources specialists, web and Internet technologists and programmers, business development and process management specialists, and technical and customer support personnel. The market for these personnel is competitive and we have had difficulty finding enough people with the skills and experience to meet all of our hiring needs, including in information technology and business development. We may not be able to retain all of our senior executives and other key personnel. Even if we can attract and retain such employees the cost of doing so may adversely affect our operating margins.

    o We currently have two operational client service centers, one in Houston, Texas and the other in Glasgow, Scotland. These centers are designed to handle our existing client demands, but we must open new client service centers in new geographic locations to handle any significant growth in our business. We must devote substantial financial and management resources to launch and operate these centers successfully, and we may not select appropriate locations for these centers, open them in time to meet our client service commitments, or manage them profitably.

    o As we assume the responsibility for the existing HR departments of our clients, we must be able to assimilate HR personnel from these clients and integrate disparate systems, procedures, controls and infrastructures.

    o We will need to improve our financial and management controls, reporting systems and operating systems to accommodate growth. If we do not manage growth effectively, our ability to perform our existing contracts successfully may be jeopardized, our ability to handle new clients and contracts will be limited, and our reputation may be harmed.

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

    Our quarterly operating results have varied in the past and are likely to vary significantly in the future. It is possible that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. If so, the market price of our common stock may decline significantly. Factors that may cause our results to fluctuate include:

    o the growth of the market for our HR services and our ability to obtain new client contracts;

    o   our ability to execute on client contracts;

    o   the length of the sales and integration cycle for our new clients;

    o   cancellations or reductions in the scope of our contracts;

    o our ability to develop and implement additional service offerings and technologies;

    o   delays in building client service centers;

    o   the introduction of comprehensive HR services by our competitors;

    o   changes in our pricing policies or those of our competitors;

    o our ability to manage costs, including personnel costs and support services costs; and,

    o the timing and cost of anticipated openings or expansions of new client service centers.

WE COULD EXPERIENCE DAMAGES, SERVICE INTERRUPTIONS OR FAILURES AT OUR CLIENT SERVICE CENTERS OR IN OUR COMPUTER AND TELECOMMUNICATIONS SYSTEMS.

    Our business could be interrupted by damage to our client service centers, computer and telecommunications equipment and software systems from fire, power loss, hardware or software malfunctions, penetration by computer hackers, computer viruses, natural disasters and other causes. Our clients' businesses may be harmed by any system or equipment failure we experience. In either event, our relationship with our clients may be adversely affected, we may lose clients, our ability to attract new clients may be adversely affected and we could be exposed to liability. We cannot be certain that we will be able to route calls and other operations from an affected center to another in the event service is disrupted. In addition, in the event of widespread damage or failures at our facilities, we cannot guarantee that the disaster recovery plans we have in place will protect our business.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS.

    Our business strategy requires us to expand internationally as we broaden the geographic scope of services we deliver to BP from its U.S. operations to its foreign operations and as we take on additional large, multinational clients. We will face risks in doing business abroad that include the following:

    o   changing regulatory requirements;

    o legal uncertainty regarding foreign laws, tariffs and other trade barriers;

    o   political instability;

    o international currency issues, including fluctuations in currency exchange rates;

    o   cultural differences;

    o   designing and operating web sites in numerous foreign languages; and,

    o differing technology standards and Internet regulations that may affect access to and operation of our web sites and our clients' web sites.

THE MARKET FOR OUR SERVICES AND OUR REVENUE GROWTH DEPENDS ON OUR ABILITY TO USE THE INTERNET AS A MEANS OF DELIVERING HUMAN RESOURCES SERVICES.

    We rely on the Internet as a key mechanism for delivering our services to our clients and achieving efficiencies in our service model, and this reliance exposes us to various risks.

    o We use public networks to transmit and store extremely confidential information about our clients and their employees, such as compensation, medical information and social security numbers. We may be required to expend significant capital and other resources to address security breaches. We cannot be certain that our security measures will be adequate and security breaches could disrupt our operations, damage our reputation and expose us to litigation and possible liability.

    o Our target clients may not be receptive to human resources services delivered over the Internet because of concerns over transaction security, user privacy, the reliability and quality of Internet service and other reasons. In addition, growth in Internet traffic may cause performance and reliability to decline. Interruptions in Internet service and infrastructure delays could interfere with our ability to use the Internet to support our eHR service, which would impair our revenue growth and results of operations.

    o Laws and regulations may be adopted relating to Internet user privacy, pricing, usage fees and taxes, content, distribution, and characteristics and quality of products and services. This could decrease the popularity or impede the expansion of the Internet and decrease demand for our services. Moreover, the applicability of existing laws to the Internet is uncertain with regard to many important issues, including property ownership, intellectual property, export of encryption technology, libel and personal privacy. The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services, could also harm our business.

WE MUST KEEP OUR COMPUTING AND COMMUNICATIONS INFRASTRUCTURE ON PACE WITH CHANGING TECHNOLOGIES.

    Our success depends on our sophisticated computer, Internet and telecommunications systems. We have invested significantly in our technological infrastructure and anticipate that it will be necessary to continue to do so in the future to remain competitive. These technologies are evolving rapidly and are characterized by short product life cycles, which require us to anticipate technological changes or developments. Our success in delivering services cost-effectively and creating processes that are consistent with HR best practices for our clients depends, in part, on our ability to adapt our processes to incorporate new and improved software applications, communications systems and other technologies and devices. If we fail to adapt to technological developments, our clients may experience service implementation delays or our services may become non-competitive or obsolete.

WE RELY ON THIRD PARTY VENDORS FOR SOFTWARE AND SPECIALIZED HUMAN RESOURCES FUNCTIONS.

    Our HR processes incorporate and rely on software owned by third parties that we license directly or use through existing license arrangements between our clients and the vendor. If these vendors change or cancel a product we are using or if these agreements are terminated or not renewed, we might have to delay or discontinue services until equivalent technology could be found, licensed and installed.

    We depend on third parties to provide a number of specialized human resources services for our clients, such as benefits administration and relocation services. Under the terms of our outsourcing service contracts, we agree to manage these third party vendors and remain fully accountable for their costs and services. If these third party vendors are not willing to provide these services to us at competitive rates and we are unable to provide these services ourselves or find suitable substitute providers when necessary, our operating results could be seriously harmed because we may not be able to adjust our fixed-fee contracts with our clients to offset an increase in the cost of these specialized services to us. If our clients are not satisfied with the services provided by these third parties, our clients may be entitled to recover penalties or to terminate their agreements with us, which could seriously harm our business.

THE MARKETS WE SERVE ARE HIGHLY COMPETITIVE AND OUR COMPETITORS MAY HAVE MUCH GREATER RESOURCES TO COMMIT TO GROWTH, NEW TECHNOLOGY OR MARKETING.

    Our current and potential competitors include in-house HR departments of large, multinational corporations, as well as other third parties that provide discrete or combined HR and IT functions, including consulting divisions of Big Five accounting firms and other consulting firms, information technology outsourcers, and transaction processors such as payroll or benefits administrators. In addition, we expect that the predicted growth of the HR outsourcing market will attract other consulting firms and transaction providers and motivate competitors to assume responsibility for broad integration of HR processes.

    Several of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their customers and key product and service suppliers than we do. Our competitors may be able to:

    o develop and expand their delivery infrastructure and service offerings more quickly;

    o   adapt better to new or emerging technologies and changing client needs;

    o   take advantage of acquisitions and other opportunities more readily;

    o   devote greater resources to the marketing and sale of their services;
        and,

    o   adopt more aggressive pricing policies.

    Some of our competitors may also be able to provide clients with additional benefits at lower overall costs. In addition, we believe it is likely that there will be future consolidation in our market, which could increase competition in ways that may adversely affect our business, results of operations and financial condition.

WE MAY UNDERTAKE ADDITIONAL ACQUISITIONS WHICH MAY LIMIT OUR ABILITY TO MANAGE AND MAINTAIN OUR BUSINESS, MAY RESULT IN ADVERSE ACCOUNTING TREATMENT AND MAY BE DIFFICULT TO INTEGRATE INTO OUR BUSINESS.

    We plan to pursue acquisitions, but we cannot provide any assurance that we will be able to complete any acquisitions, or that any acquisitions we may complete will enhance our business. Our prior and future acquisitions could subject us to a number of risks, including:

    o   diversion of management's attention;

    o amortization of substantial goodwill and other intangible assets, adversely affecting our reported results of operations;

    o inability to retain the management, key personnel and other employees of the acquired business;

    o inability to establish uniform standards, controls, procedures and policies;

    o   inability to retain the acquired company's customers;

    o exposure to legal claims for activities of the acquired business prior to acquisition; and,

    o inability to integrate the acquired company and its employees into our organization effectively.

Client satisfaction or performance problems with an acquired business also could affect our reputation as a whole. In addition, any acquired business could significantly underperform relative to our expectations.

OUR BUSINESS AND SERVICES ARE SUBJECT TO RISKS RELATED TO THE YEAR 2000 PROBLEM.

    Many existing computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. If these systems have not been properly corrected, there could be system failures or miscalculations causing disruptions of operations. In addition, many computer systems that are currently processing 21st century dates correctly could experience latent Year 2000 problems.

    We use and depend on third party equipment and software that may not be Year 2000 compliant. If Year 2000 issues prevent our clients or their employees from accessing our systems through the Internet, or if such issues disrupt communication at our client service centers, our business and operations will suffer. Our failure to make our web sites, network infrastructure and transaction processing systems Year 2000 compliant could result in disruption in our ability to deliver reliable, comprehensive HR services, increase our systems-related costs, and result in claims by our clients.

WE MUST PROTECT OUR INTELLECTUAL PROPERTY AND AVOID INFRINGING INTELLECTUAL PROPERTY OF OTHERS.

    We may not be able to detect or deter unauthorized use of our intellectual property. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks, service marks, trade names or proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert that we violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so if our business expands into foreign countries, risks associated with protecting our intellectual property will increase.

OUR EXECUTIVE OFFICERS, DIRECTORS AND THEIR AFFILIATES CONTROL THE COMPANY.

    Our executive officers, directors and their respective affiliates beneficially own approximately three-quarters of our outstanding Common Stock. As a result, these stockholders, acting together, have the ability to control matters requiring stockholder approval, including the election of directors, and mergers, consolidations and sales of all or substantially all of our assets. These stockholders may have interests that differ from other investors and they may approve actions that other investors vote against or reject actions that other investors have voted to approve. In addition, this concentration of ownership may also have the effect of preventing or discouraging or deferring a change in control of Exult, which, in turn, could depress the market price of our Common Stock.

OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE, WHICH MAY MAKE US A TARGET OF SECURITIES CLASS ACTION LITIGATION.

    The price at which our Common Stock trades is likely to be highly volatile and may fluctuate substantially. The market prices for stocks of Internet-related and technology companies, particularly following an initial public offering, may increase to levels that bear no relationship to the operating performance of those companies. Such market prices may not be sustainable. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the securities of technology and Internet-related companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation was often brought against the company. Many technology-related companies have been subject to this type of litigation. Securities litigation could result in substantial costs and divert our management's attention and resources.

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR EXISTING INVESTORS COULD CAUSE OUR STOCK PRICE TO DECLINE.

    Approximately 78 million of our outstanding shares were issued privately before our initial public offering and have never been sold in the public markets. Holders of these shares may seek to sell them. Sales of large numbers of shares in the same time period could cause the market price for our Common Stock to decline significantly. These sales also might make it more difficult for us to sell securities in the future at a time and at a price that we deem appropriate.

OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD DETER A TAKEOVER EFFORT.

    Provisions of our certificate of incorporation and bylaws, including those that provide for a classified board of directors, authorized but unissued shares of Common and Preferred Stock and notice requirements for stockholder meetings, and Delaware law regarding the ability to conduct specific types of mergers within specified time periods, could make it more difficult for a third party to acquire us, even if doing so would provide our stockholders with a premium to the market price of their Common Stock. A classified board of directors may inhibit acquisitions in general, and a tender offer not endorsed by our board in particular, since only one-third of our directors are reelected annually, thereby requiring two annual meetings before a majority of our directors could be replaced. The authorization of undesignated preferred stock gives our board the ability to issue Preferred Stock with voting or other rights or preferences that could impede the success of any attempt to change control of the company. If a change in control or change in management is delayed or prevented, the market price of our Common Stock could decline.

                              RESULTS OF OPERATIONS

    In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results, including our revenue, gross profit and expenses as a percentage of revenue, should not be relied upon as an indication of our future performance. In our discussion below, we have also included information about the three months ended March 31, 2000 and the six months ended December 31, 1999 because comparisons to these immediately preceding periods may be a useful supplement to prior year period-to-period comparisons. The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicated:

                                            THREE MONTHS           SIX MONTHS
                                           ENDED JUNE 30,        ENDED JUNE 30,
                                         ------------------    ------------------
                                           1999       2000       1999       2000
                                         --------    ------    --------    ------
Revenue................................     100.0%    100.0%      100.0%    100.0%
Cost of revenue........................     100.0     151.7       100.0     132.0
                                         --------    ------    --------    ------
Gross profit...........................      --       (51.7)       --       (32.0)
                                         --------    ------    --------    ------
Expenses:
  Product development..................      25.4      19.1        25.4      17.2
  Selling, general and administrative..   1,228.1     115.9     1,470.4     146.8
                                         --------    ------    --------    ------
     Total expenses....................   1,253.5     135.0     1,495.8     164.0
                                         --------    ------    --------    ------
Loss from operations...................  (1,253.5)   (186.7)   (1,495.8)   (196.0)
Interest income, net...................      28.6      17.8        31.5      16.3
                                         --------    ------    --------    ------
Net loss...............................  (1,224.9)%  (168.9)%  (1,464.3)%  (179.7)%
                                         ========    ======    ========    ======

THREE MONTHS ENDED JUNE 30, 1999 AND 2000

    Our primary activities in the first half of 1999 were organization and planning. At June 30, 1999, we had only 17 employees and had generated approximately $213,000 of revenue. Selling, general and administrative expense for the three months ended June 30, 1999 was $2,616,000, which consisted primarily of the salary and benefits of the employees, legal, accounting and other consulting fees, and facility costs. Also included in selling, general and administrative expense was a charge of approximately $1.1 million for the issuance of warrants as consideration for consulting services. Due to the early stage of our business during the three months ended June 30, 1999, our operating results for this period do not bear significant relationship to our operating results for the three months ended June 30, 2000.

Revenue

     Revenue for the three months ended June 30, 2000 was $8.2 million, which primarily consisted of approximately $5.3 million of contract revenue derived from our three process management clients. The balance of our revenue primarily consisted of consulting revenue generated from various clients through our Gunn Partners business unit, which was acquired in November 1999. Revenue increased by approximately $2.6 million or 46% over the three months ended March 31, 2000, the immediately prior three-month period, primarily because of a $2.2 million increase in revenue from our largest client, BP, resulting from continuing transition of BP's HR processes to our systems pursuant to our contracts. Consulting and related revenue decreased in the three months ended June 30, 2000 by approximately 7% over the immediate prior quarter primarily because of a diversion of consulting resources to business development and support of processing contracts.

Cost of Revenue

    Cost of revenue consists primarily of expenses associated with the third party vendors whom we manage for our clients, salaries, bonuses and benefits of employees directly involved in providing our services, computer and communications equipment costs and services, and facilities. Our cost of revenue for the three months ended June 30, 2000 was $12.4 million and our gross margin for the same period was a negative 51.7%. Cost of revenue in the immediately prior three-month period was $5.8 million resulting in a negative gross margin of 3.1% for that period. The increase in the June period cost resulted from greater expenditures in support of higher revenue, increased process transfer and transformation activities under the BP agreements, and under-utilization of increased capacity. We expect gross profit to continue to be negative for at least the rest of 2000 as we expand capacity and continue to build our infrastructure.

Product Development Expense

    Product development expense consists primarily of third party costs, salaries, bonuses and benefits of employees directly associated with the development of our portal and Internet software and capabilities, and the performance of research and benchmarking of HR best practices that are not part of a specific engagement. Product development expense for the three months ended June 30, 2000 was approximately $1.6 million, or 19.1% as a percentage of revenue. Product development expenditures in the June period increased by approximately $0.8 million, or 100%, over the immediately prior three-month period primarily because of increased staffing. We expect to continue to increase our spending for product development throughout 2000 and plan to continue to spend at least the same dollar amount in future years. We did not capitalize any expenditures for either development or research and benchmarking. We cannot be certain that our product development efforts will provide us with the desired results or will be economically feasible.

Selling, General and Administrative Expense

    Selling, general and administrative expense generally consists of salary, bonuses and benefits for employees engaged in marketing, promoting and selling our services, and for management and administrative personnel. Selling, general and administrative expense also includes third party consulting and marketing expenditures, as well as facilities and office expenditures, legal, accounting and recruiting fees, and depreciation and amortization expense. Selling, general and administrative expense for the three months ended June 30, 2000 was $9.5 million, or 115.9% as a percentage of revenue. Exclusive of depreciation and amortization, selling, general and administrative expense was approximately $7.6 million in the June 2000 period, a decrease of $1.4 million, or 16%, over the amount in the immediately prior three-month period. The decrease is primarily the result of shifting resources to cost of revenue in support of contracts. We anticipate that selling, general and administrative expense in 2000 will increase in absolute dollars as we hire additional administrative and sales and marketing personnel, engage additional consultants and expand our facilities to support our growing infrastructure.

    Depreciation and amortization included in selling, general and administrative expense was approximately $1.9 million for the three months ended June 30, 2000, an increase of approximately $0.2 million over the immediately prior three-month period. The June amount included approximately $1.1 million of amortization of intangibles associated with the acquisition of certain assets of Gunn Partners. Depreciation and amortization also included the amortization of deferred compensation of approximately $0.3 million for the June period. Amortization of acquisition costs and deferred compensation were unchanged from the March 2000 quarter.

Interest Income, Net

    Interest income, net for the three months ended June 30, 2000 was approximately $1.5 million, which consisted primarily of interest income of approximately $1.7 million generated from short-term investments raised from private equity placements and the proceeds from the Company's June 2000 initial public offering, which was offset in part by interest expense of approximately $0.2 million associated with debt incurred in connection with our 1999 purchase of the business of Gunn Partners and capitalized leases. Net interest income increased by approximately $0.7 million or 83% in the June period over the immediately prior three-month period primarily because of higher interest rates and increased cash balances. Although we currently have cash in excess of our immediate requirements, we expect that our significant negative cash flow will reduce our cash balances and associated interest income.

Income Taxes

    We incurred losses in the quarter, resulting in federal and state net operating loss carryforwards which begin to expire in 2018 and 2006, respectively.

Net Loss

    The foregoing resulted in a net loss for the quarter ended June 30, 2000 of $13.8 million, an increase of $2.9 million, or 27%, over the immediately prior three-month period. We expect to continue to incur net losses for at least the years 2000 and 2001.

SIX MONTHS ENDED JUNE 30, 1999 AND 2000

Revenue

    Revenue for the six months ended June 30, 2000 was $13.7 million, which primarily consisted of approximately $7.9 million of contract revenue derived from our three process management clients of which BP was $3.0 million. The balance primarily consisted of consulting revenue generated from various clients through our Gunn Partners business unit which was acquired in November 1999.

Revenue for the six-month period ended June 30, 1999 was $213,000 and $4.6 million for the immediately prior six-month period ended December 31, 1999. These amounts consisted of billings to our first eHR process management client, BP, for work performed before we entered into a long-term contract with them in December 1999. Approximately $0.8 million of revenue in the six-month period ended December 31, 1999 was consulting revenue generated by Gunn for various clients.

Cost of Revenue

    Our cost of revenue for the six months ended June 30, 2000 was $18.1 million and our gross margin for the same period was a negative 32.0%. Cost of revenue for the six months ended June 30, 1999 was equal to revenue. The cost of revenue in the immediately prior six-month period was approximately $4.3 million and the gross profit margin was 7.7%. We expect gross profit for at least the next 12 months to be negative as we expand capacity and build our infrastructure. We expect to incur a net loss in 2001 and may have negative gross profit for that period depending upon our rate of growth and commensurate expenditures.

Product Development Expense

    Product development expense for the six-month period ended June 30, 2000 was approximately $2.4 million, or 17.2% as a percentage of revenue. Such expenditures were immaterial in the six-month period ended June 30, 1999 and approximately $0.3 million, or 6.8% as a percentage of revenue, in the immediately prior six-month period. We did not capitalize any costs in 1999 for internally developed software for research and benchmarking.

Selling, General and Administrative Expense

    For the six months ended June 30, 2000, selling, general and administrative expense was $20.2 million, or 146.8% as a percentage of revenue. Selling, general and administrative expense was $3.1 million and $12.3 million in the six-month period ended June 30, 1999 and the immediately prior six-month period, respectively. Included in the June 1999 period was a charge of $1.1 million for the issuance of warrants as consideration for consulting and recruiting services. In the immediately prior six-month period, charges were taken of approximately $3.3 million related to the issuance of preferred and common stock warrants issued to BP.

    Depreciation and amortization included in selling, general and administrative expense was approximately $3.6 million, $0.1 million and $0.9 million in the six-month periods ended June 30, 2000 and 1999 and the immediately prior six-month period, respectively. These amounts included amortization of intangibles associated with the November 1999 acquisition of certain assets of Gunn Partners of approximately $2.2 million in the June 2000 period and $0.4 million in the immediately prior six-month period. Also included was amortization of deferred compensation of approximately $0.6 million and $0.4 million in the June 2000 period and immediately prior six-month period, respectively.

Interest Income, Net

    Interest income, net for the six months ended June 30, 2000 was approximately $2.2 million, which consisted primarily of interest income of approximately $2.6 million generated from short-term investments raised from private equity placements and the proceeds from the Company's June 2000 initial public offering, offset in part by interest expense of approximately $0.4 million associated with Gunn Partners acquisition debt and capitalized leases. Comparable amounts in the six-month period ended June 30, 1999 were immaterial. Interest income was approximately $0.3 million and interest expense was $0.1 million in the immediately prior six-month period.

Income Taxes

    We incurred losses in all periods, resulting in federal and state net operating loss carryforwards which expire beginning in 2018 and 2006, respectively.

Net Loss

    The foregoing resulted in a net loss of $24.7 million for the six months ended June 30, 2000, $3.1 million for the six months ended June 30, 1999 and $12.1 million for the immediately prior six-month period. We expect to continue to incur net losses for at least the years 2000 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception in October 1998, we have financed our operations primarily with equity contributions including private placements of approximately $1.0 million in 1998, $55.1 million in 1999, and $76.4 million during the first six months of 2000; the proceeds from our initial public offering of $54.1 million in June 2000; and, to a lesser extent, by cash generated from our business.

    Net cash used in operating activities was $7.6 million in the year ended December 31, 1999 and $21.5 million for the six months ended June 30, 2000. We obtained our first three process management contracts in December 1999 and January 2000 and began generating revenue therefrom during the first quarter of 2000. We also completed our acquisition of Gunn Partners in November 1999. Thus during 1999, operating cash was used primarily for sales and marketing activities, third party consulting fees in support of our pursuit of business and the development of corporate infrastructure. We made additional operating cash expenditures of this nature during the first six months of 2000, and we also expended operating cash during the 2000 period in support of revenue generated by the process management contracts and the Gunn Partners business and to fund the transfer and transformation costs associated with these new process management contracts. Cash used in investing activities was $9.6 million in 1999 and $12.6 million in the six months ended June 30, 2000. Approximately $4.4 million in 1999 and $12.6 million in the six months ended June 30, 2000, was spent to purchase computer and related equipment and office furnishings and in addition in the 2000 period to construct and expand our client service centers. Included in cash used in investing activities in 1999 was $3.5 million spent to purchase assets used internally by a client and now used to support that client as well as other clients. In 1999, we also spent $5.0 million in cash and incurred $10.0 million of non-interest bearing debt in connection with our acquisition of most of the assets of Gunn Partners. The aggregate purchase price was allocated to costs incurred in connection with assembling a work force, Gunn Partners' client list, the name "Gunn Partners", the non-compete covenant, the research database and an immaterial amount of equipment which were assigned lives ranging from one to five years.

     We expect to generate negative operating cash flow for the foreseeable future as we continue to incur losses from operations. We expect to increase our investments in property and equipment to support the expansion and renovation of our facilities, including our existing client service centers, and to purchase related computer and other equipment necessary to support our client contracts and growth. We expect to spend at least $15 to $20 million in 2000 and $10 million to $12 million in 2001 on capital expenditures, which will be amortized over three to five years. In addition, we expect to spend at least $4.0 million to $6.0 million in both years for research and development, which we believe will not qualify for capitalization and amortization. In addition, from time to time in the ordinary course of business, we evaluate potential acquisitions of related businesses, assets, services or technologies. Such acquisitions, if completed, may require significant cash expenditures.

    We believe that our cash on hand will be sufficient to satisfy our working capital requirements for at least the next 12 months. We are unable to predict whether our cash on hand will be adequate to satisfy our working capital requirements beyond 12 months because our capital needs will vary depending upon future market conditions and business opportunities, among other factors, and we are not certain when or if we will be able to achieve profitable operations and positive cash flow. If we need additional funds, we will seek to raise them from equity or debt financing. Regardless of whether additional funds are actually required, we may seek to raise funds from equity or debt financing. We may not be able raise additional funds on acceptable terms, if at all.

                        RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss) depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction involved. The Company does not expect that adoption of SFAS No. 133 will have a material impact on its consolidated financial position or results of operations as the Company does not currently hold any derivative financial instruments.

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 provides a framework by which to recognize revenue in the financial statements and the Company believes the adoption of SAB No. 101 in the fourth quarter of this calendar year will not have a material impact on the Company's financial statements.

                           PART II. OTHER INFORMATION.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) On April 15, 2000, we sold 23,078 shares of Common Stock to BridgeGate LLC for an aggregate purchase price of $14,998 upon exercise of a warrant. On June 21, 2000, we sold 11,539 shares of Common Stock to BridgeGate LLC for an aggregate purchase price of $7,499 upon exercise of a warrant.

         On April 28, 2000, we sold an aggregate of 667,844 shares of our Series C Preferred Stock and 3,339,220 shares of our Common Stock for an aggregate purchase price of $12,435,525 upon exercise of warrants. The shares of Series C Preferred Stock were converted into 3,339,220 shares of Common Stock concurrent with our June 2000 initial public offering.

         Commencing on April 1, 2000 through June 30, 2000, we issued an aggregate of 43,000 shares of Common Stock to Scott J. Figge and Douglas L. Shurtleff for an aggregate purchase price of $11,453 upon the exercise of stock options.

         The offer and sale of securities in the above transactions did not involve any public offering and were exempt from registration under the Securities Act by virtue of Section 4(2) or Rule 701 thereof, or Regulation D. Appropriate legends are affixed to the stock certificates issued in such transactions. Similar legends were imposed in connection with any subsequent sales of any such securities.

(d) In June 2000, the Company completed its initial public offering of 6.0 million shares of its Common Stock at $10.00 per share. The offering was made pursuant to its Registration Statement on Form S-1, Registration No. 333-31754, which was declared effective by the Securities and Exchange Commission on June 1, 2000, with Post-Effective Amendment No. 1 thereto declared effective on June 2, 2000. The sale of the shares took place on June 2, 2000 and the transaction closed on June 7, 2000, with aggregate gross proceeds of $60 million and net proceeds to the Company of approximately $54 million. On July 6, 2000, the underwriters exercised their overallotment option to purchase 300,000 additional shares at $10.00 per share, with aggregate gross proceeds of $3 million and net proceeds to the Company of approximately $2.8 million. There were no selling stockholders. In connection with the offering, the Company registered 10,350,000 shares at $15 per share for a proposed maximum aggregate offering price of $155,250,000. The offering has terminated following sale of the 6.3 million shares described above. The managing underwriters for the offering in the U.S. and Canada were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., FleetBoston Robertson Stephens Inc. and Salomon Smith Barney, and the managing underwriters for the offering outside the U.S. and Canada were Merrill Lynch International, Bear, Stearns International Limited, FleetBoston Robertson Stephens International Limited and Salomon Brothers International Limited. The Company paid a total of approximately $6,131,000 in aggregate expenses in connection with the issuance and distribution of the 6.3 million shares in the IPO, including $4,410,000 in underwriting discounts and commissions and approximately $1,721,000 in other expenses. Underwriter expenses were not material. None of these expenses were paid to directors, officers, or owners of 10% or more of any class of the Company's equity securities or other affiliates of the Company.

         From June 1, 2000 to June 30, 2000, the Company used net offering proceeds as follows: $1,904,000 for construction of plant, building and facilities; $811,000 for purchase and installation of equipment; and, $1,536,000 for working capital expenditures. None of these payments were made to directors, officers, or owners of 10% or more of any class of the Company's equity securities or other affiliates of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         The following Exhibits are incorporated herein by reference.

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------

  2.1** Asset Purchase Agreement by and among Exult, Inc., Gunn Partners Inc., the shareholders of Gunn Partners, Inc. and Michael Gibson dated as of November 22, 1999.

  2.2** Asset Purchase Agreement dated as of December 20, 1999 among Pactiv Corporation, Pactiv Business Services, Inc. and Exult, Inc.

  3.1**     Fourth Amended and Restated Certificate of Incorporation of Exult,
            Inc.

  3.2**     Amended and Restated Bylaws of Exult, Inc.

 27.1       Financial Data Schedule.

----------

** Previously filed with the Company's Registration Statement on Form S-1 Registration No. 333-31754, and incorporated herein by reference.

(b)      Reports on Form 8-K.

         None.

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, as amended, the undersigned has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August, 2000.

                                       EXULT, INC.

                                       By:  /s/     JAMES C. MADDEN, V
                                            ------------------------------------
                                            Chief Executive Officer, President,
                                                 and Chairman of the Board
                                               (principal executive officer)


                                       By:  /s/      DOUGLAS SHURTLEFF
                                            ------------------------------------
                                            Executive Vice President, Treasurer
                                                and Chief Financial Officer
                                               (principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------

  2.1** Asset Purchase Agreement by and among Exult, Inc., Gunn Partners Inc., the shareholders of Gunn Partners, Inc. and Michael Gibson dated as of November 22, 1999.

  2.2** Asset Purchase Agreement dated as of December 20, 1999 among Pactiv Corporation, Pactiv Business Services, Inc. and Exult, Inc.

  3.1**     Fourth Amended and Restated Certificate of Incorporation of Exult,
            Inc.

  3.2**     Amended and Restated Bylaws of Exult, Inc.

 27.1       Financial Data Schedule.

----------

** Previously filed with the Company's Registration Statement on Form S-1 Registration No. 333-31754, and incorporated herein by reference.