Form 10-Q
period 2000-09-30
EXULT INC
filed 2000-11-13
CIK 1108341

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

FOR THE QUARTERLY PERIOD ENDED               SEPTEMBER 30, 2000
                              -------------------------------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________

COMMISSION FILE NUMBER                      0-30035
                      ---------------------------------------------------------

                                   EXULT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


    DELAWARE                         8742                      33-0831076
(STATE OR OTHER                (PRIMARY STANDARD            (I.R.S. EMPLOYER
  JURISDICTION                    INDUSTRIAL                IDENTIFICATION NO.)
OF INCORPORATION             CLASSIFICATION NUMBER)
OR ORGANIZATION)

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

YES [X]       NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding and each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                    OUTSTANDING AT OCTOBER 31, 2000
              -----                    -------------------------------

           COMMON STOCK                             85,031,455

================================================================================

        PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.


                                   EXULT, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                 DECEMBER 31,            SEPTEMBER 30,
                                                                    1999                    2000
                                                                 ------------            -------------
                                                                                          (UNAUDITED)
                                     ASSETS
Current Assets:
  Cash and cash equivalents .......................               $  39,199                $ 115,910
  Investments .....................................                      --                    5,000
  Accounts receivable .............................                     802                   17,661
  Other receivables ...............................                      22                    2,286
  Prepaid expenses and other current assets .......                     287                    3,687
                                                                  ---------                ---------
         Total Current Assets .....................                  40,310                  144,544
Property and Equipment, net .......................                   4,440                   20,591
Intangibles, net ..................................                  13,603                   10,599
Other Assets ......................................                     414                      503
                                                                  ---------                ---------
         Total Assets .............................               $  58,767                $ 176,237
                                                                  =========                =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ................................               $   1,453                $   5,424
  Accrued liabilities .............................                   2,270                   23,448
  Current portion of long-term obligations ........                   4,630                    4,684
                                                                  ---------                ---------
         Total Current Liabilities ................                   8,353                   33,556
                                                                  ---------                ---------

Long-Term Obligations, net of current portion .....                   4,304                    4,389
                                                                  ---------                ---------

Commitments and Contingencies

Stockholders' Equity:
  Convertible preferred stock, $0.0001 par value;
    Authorized -- 15,000 shares; Issued and
      outstanding --  6,191 at December 31, 1999
      and 0 at September 30, 2000 (unaudited),
      including additional paid-in capital ........                  58,768                       --
  Common stock, $0.0001 par value;
    Authorized -- 500,000 shares; Issued and
      outstanding --  9,434 at December 31, 1999,
      84,982 at September 30, 2000 (unaudited) ....                       1                        8
  Additional paid-in capital ......................                   5,971                  199,066
  Subscription receivable .........................                    (100)                      --
  Deferred compensation ...........................                  (3,134)                  (3,042)
  Accumulated deficit .............................                 (15,396)                 (57,740)
                                                                  ---------                ---------
         Total Stockholders' Equity ...............                  46,110                  138,292
                                                                  ---------                ---------
         Total Liabilities and Stockholders' Equity               $  58,767                $ 176,237
                                                                  =========                =========


        The accompanying notes are an integral part of these consolidated balance sheets.

                                   EXULT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                            ------------------------        ------------------------
                                                              1999            2000            1999            2000
                                                            --------        --------        --------        --------
Revenue .............................................       $  2,031        $ 20,878        $  2,244        $ 34,627
Cost of Revenue .....................................          2,031          30,119           2,244          48,262
                                                            --------        --------        --------        --------

Gross Profit ........................................             --          (9,241)             --         (13,635)
                                                            --------        --------        --------        --------

Expenses:
  Product development ...............................            106           1,902             160           4,265
  Selling, general and administrative ...............          3,419           5,650           6,466          22,278
  Depreciation and amortization .....................            220           2,322             305           5,885
                                                            --------        --------        --------        --------
     Total expenses .................................          3,745           9,874           6,931          32,428
                                                            --------        --------        --------        --------

Loss from Operations ................................         (3,745)        (19,115)         (6,931)        (46,063)

  Interest income, net ..............................             67           1,475             134           3,719
                                                            --------        --------        --------        --------

Net Loss ............................................       $ (3,678)       $(17,640)       $ (6,797)       $(42,344)
                                                            ========        ========        ========        ========


Net Loss per Common Share --

  Basic and diluted .................................       $  (0.40)       $  (0.21)       $  (1.12)       $  (0.98)
                                                            ========        ========        ========        ========

Weighted Average Number of
  Common Shares Outstanding --
    Basic and diluted ...............................          9,221          84,932           6,093          43,295
                                                            ========        ========        ========        ========



Pro Forma Net Loss per
  Common Share (see Note 5) --
    Basic and diluted ...............................                       $  (0.21)                       $  (0.55)
                                                                            ========                        ========

Pro Forma Weighted Average Number of
  Common Shares Outstanding (see Note 5) --
    Basic and diluted ...............................                         84,932                          77,158
                                                                            ========                        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EXULT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)



                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                     -------------------------------
                                                                       1999                  2000
                                                                     ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................            $  (6,797)            $ (42,344)
  Adjustments to reconcile net loss to net cash
    used in operating activities --
      Depreciation and amortization .....................                  305                 5,885
      Charge for warrants and options ...................                1,230                    79
  Changes in operating assets and liabilities --
    Investments .........................................                   --                (5,000)
    Receivables .........................................               (2,244)              (19,123)
    Prepaid expenses and other current assets ...........                  (17)               (3,400)
    Other assets ........................................                 (127)                  (89)
    Accounts payable ....................................                  109                 3,971
    Accrued liabilities .................................                2,059                21,178
                                                                     ---------             ---------
        Net cash used in operating activities ...........               (5,482)              (38,843)
                                                                     ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ...................                 (538)              (17,942)
                                                                     ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred stock .........                9,194                71,128
  Net proceeds from issuance of common stock ............                  185                62,046
  Payment of subscription receivable ....................                   --                   100
  Exercise of stock options .............................                   --                   289
  Payments on capital lease obligation ..................                   --                   (67)
                                                                     ---------             ---------
        Net cash provided by financing activities .......                9,379               133,496
                                                                     ---------             ---------

Net increase in cash and cash equivalents ...............                3,359                76,711
Cash and cash equivalents, beginning of period ..........                  851                39,199
                                                                     ---------             ---------
Cash and cash equivalents, end of period ................            $   4,210             $ 115,910
                                                                     =========             =========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ............................................            $      --             $      29
                                                                     =========             =========
    Income taxes ........................................            $      --             $      18
                                                                     =========             =========

SUMMARY OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
    Common stock issued on subscription .................            $     100             $      --
                                                                     =========             =========
    Common stock warrants and options issued for services            $   1,230             $      79
                                                                     =========             =========
    Acquisition of equipment through capital lease ......            $      --             $     243
                                                                     =========             =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The unaudited consolidated financial statements of Exult, Inc. and subsidiaries ("Exult" or the "Company") have been prepared by Exult's management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. A consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

        These unaudited consolidated financial statements and notes included herein should be read in conjunction with Exult's audited consolidated financial statements and notes for the year ended December 31, 1999 which were included in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission. Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

Segment Information and Concentration of Revenue/Credit Risk

        Management has determined that the Company operates within a single operating segment. For the three and nine months ended September 30, 2000, 79% and 83%, respectively, of the Company's revenue has been derived from within the United States with the balance being derived primarily from within the United Kingdom.

        During the three months ended September 30, 2000, one of the Company's process management clients accounted for approximately 77% of the Company's total revenue. No other client accounted for more than 10% of total revenue. Three clients accounted for approximately 55%, 11% and 10%, respectively, of the Company's total revenue during the nine months ended September 30, 2000. We believe that the resulting concentration of credit risk in our receivables, with respect to our limited client base, is substantially mitigated by our credit evaluation process. To date, our bad debt write-offs have not been significant.

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

2. BUSINESS ACQUISITION

        In November 1999, the Company purchased all of the assets and business, except for cash, accounts receivable, and unbilled work-in-progress, of Gunn Partners Inc. ("Gunn"), for $5.0 million in cash and a note in the amount of $10.0 million payable in two equal installments plus nominal interest in November 2000 and 2001. The note was recorded net of imputed interest thereon. The purchase price was allocated to various intangible intellectual properties and fixed assets. Accordingly, the results of operations for the Gunn business for the three and nine months ended September 30, 2000 have been included in Exult's consolidated financial statements for the respective periods.

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

        In June 2000, Exult completed its initial public offering of its Common Stock issuing 6,000,000 shares. In July 2000, Exult issued an additional 300,000 shares of Common Stock in connection with the underwriters' exercise of their over-allotment option. The Company received net consideration after the underwriting discount and offering costs of approximately $56,669,000 for the issuance of the 6,300,000 shares. Concurrent with the consummation of the initial public offering, all of the outstanding shares of the Company's Preferred Stock were converted into 65,484,785 shares of Common Stock.

        During the nine months ended September 30, 2000, warrants to purchase 46,155 shares of Common Stock were excercised for net consideration of approximately $30,000.

        In October 2000, Exult and Bank of America signed a non-binding memorandum of understanding providing the framework for a broad business relationship, including the provision of business process management services to Bank of America by Exult. The business relationship and process management services transaction are subject to ongoing negotiations and the memorandum establishes a 60-day time period to reach a definitive agreement. In connection with the memorandum of understanding, Bank of America agreed to acquire 5,000,000 units, each unit consisting of one share of our Common Stock and one warrant to buy an additional share of our Common Stock. The warrants are exercisable for three years at $11.00 per share. The purchase price for the units was $55,000,000. In connection with the issuance of the warrants, the Company expects to incur a charge of approximately $30 million, the estimated fair market value of the warrants, during the quarter ending December 31, 2000. The acquisition of the shares and the warrants is subject to certain regulatory approvals.

Stock Option Deferred Compensation

        The Company recorded additional aggregate deferred compensation for stock options issued of approximately $0 and $793,000 for the three and nine months ended September 30, 2000, respectively. The amounts recorded represent the difference between the grant price and the deemed fair value of the Company's Common Stock at the date of grant. Deferred stock option compensation is amortized to expense using the straight-line method over the 48-month vesting period of the underlying stock options.

4. INCOME TAXES

        The Company did not record a tax provision for the three and nine months ended September 30, 1999 and 2000, as it had incurred only net operating losses as of these dates. A full valuation allowance is provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets associated therewith.

5. NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

        The net loss per share, basic and diluted, for the three and nine months ended September 30, 1999 and 2000, was computed using the weighted average number of shares of Common Stock outstanding during the respective periods. The impact of all outstanding shares of Preferred Stock convertible into Common Stock, warrants to purchase Common Stock or Preferred Stock convertible into Common Stock, and stock options to purchase Common Stock were excluded from the respective computations as their impact is antidilutive.

        Concurrent with the consummation of the initial public offering of the Company's Common Stock, all outstanding shares of Preferred Stock were converted into Common Stock. The pro forma net loss per share and pro forma weighted average number of common shares outstanding for the three and nine months ended September 30, 2000 reflects conversion of the Preferred Stock into Common Stock during the respective periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that are based on our current expectations, assumptions, estimates and projections about us and our industry. These statements concern, among other things, our goals and strategies, the anticipated scope and results of our business operations, and our ability to:

        - complete development of our web-based eHR solution and successfully implement it for current and potential future clients;

        -       obtain other comprehensive process management contracts;

        -       expand our centers of expertise;

        - increase revenue, control expenditures and recognize economies of scale; and,

        - expand our sales and marketing capabilities and our technology and general operating infrastructure.

        These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Exult has not yet proven its business model and must invest substantial resources to build its service capabilities. It is not certain that eHR will perform as anticipated or achieve market acceptance. The market in which Exult operates is competitive and other service providers may be more effective at selling or delivering human resources process management services. These and other risks and uncertainties are described in this report under the heading "Risk Factors" and in other filings made from time to time by Exult with the Securities and Exchange Commission.

                                    BUSINESS

OVERVIEW

        Exult is the first company to offer comprehensive human resources ("HR") business process management services for Global 500 corporations. We call our service "eHR" because we use our expertise, information technology capabilities, and web-enabled communications to manage human resources transactions and administration for our clients enabling them to reduce their costs, dedicate their HR department resources to strategy and policy matters, and facilitate more efficient and productive work methods and information access throughout their organizations. We believe no other company currently assumes broad management responsibility for processes throughout the entire HR function.

        We design, implement and manage comprehensive web-enabled human resources processes. A key component of our eHR solution is myHR(SM), our web-based system for linking our clients and their employees together. This system will act as a portal through which our clients' employees, managers and annuitants can access their HR information systems, and as a browser that can navigate through those systems to find information and process transactions. Our eHR solution is designed to eliminate the numerous organizational, transactional and communication barriers that exist in large corporations, provide comprehensive data, information and decision support, and facilitate our clients' business processes and interactive communication 24 hours a day, seven days a week, regardless of business unit or location. Our eHR solution also leverages resources and achieves economies of scale through our HR best practices expertise, HR process consulting capabilities, and shared client service centers which handle our clients' HR transaction, production and call center requirements. Our objective is to become the leading provider of comprehensive HR process management solutions that enable large, multinational corporations to reduce their HR costs and increase the productivity of their human capital.

OUR COMPANY

        We commenced operations in October 1998. From our inception through May 1999, we had no sales and our activities primarily related to the pursuit of our initial contracts and the development of the infrastructure to support comprehensive eHR process management

        In June 1999, we entered into a letter of intent with BP Amoco p.l.c. ("bp") which led to the signing of multi-year contracts for web-enabled HR process management services in December 1999. In addition, commencing in June 1999 we recognized revenue for certain work we performed for bp before our contracts were signed. The contracts consist of a Framework Agreement and operational contracts for the United States and United Kingdom. The Framework Agreement provides the overall governance and methodology for our services on a worldwide basis. Under the contracts for the United States and United Kingdom, we will manage bp's basic HR processes in those countries, which represent approximately 70% of bp's employees and annuitants. Through a mutually agreed upon schedule and procedure, we are migrating the HR processes we have agreed to manage to our client service centers and implementing HR best practices. During the first 14 months of the contract, the billing to bp and our revenue equals bp's cost of providing for itself the service we have agreed to provide. During the 14-month transition period, we expect that our cost of providing the service, managing the migration and implementing change will exceed the revenue. After the initial transition period, we are obligated to provide our services to bp in the U.K. and the U.S. for fixed amounts that are generally equal to or less than bp's historical costs incurred in connection with the services that we are assuming. After we have achieved a negotiated minimum return from provision of our services, we are required to share further savings with bp in a negotiated gain sharing arrangement that is intended to motivate us and bp to maximize efficiency in the provision of our services. If savings in excess of the gain sharing threshold are achieved, our revenue would be reduced by the amount of gain sharing due our client. However, our gross profit measured in dollars and as a percentage of revenue would increase. There are no assurances that savings can be achieved to this magnitude and we may experience fluctuations in our revenue and gross profit resulting from the use of estimates of gain sharing that differ from actual results. If we are unable to successfully manage the process and reduce the costs, we could be subjected to further losses.

        In November 1999, we purchased the business of Gunn Partners, Inc., a provider of research, benchmarking and consulting services for the measurement and improvement of HR, and accounting and finance processing for Global 500 corporations. The purchase price for this acquisition was $5.0 million in cash plus a note in the amount of $10.0 million. Gunn Partners was formed in 1991 and currently operates as our wholly-owned consulting unit. In connection with this transaction, we hired approximately 35 of their employees.

        Effective January 1, 2000, we entered into service agreements with Pactiv Corporation and Tenneco Automotive Inc. to provide information technology and other finance support services for three years which are subject to certain renewal provisions. In addition to these agreements, we purchased certain assets in December 1999, including equipment and licenses, for an aggregate purchase price of approximately $3.5 million. This transaction provided us with a leased client service center in Houston, Texas and the ability to hire approximately 70 employees. We are currently using this client service center to service these two clients as well as bp. We are also developing our recently opened client service center in Glasgow, Scotland to support the bp relationship.

        In August 2000, we added our fourth outsourcing client, Unisys Corporation, under a seven-year HR process and vendor management contract. This client will be serviced from our Houston, Texas center.

        We expect our primary source of revenue for the near future to be the fees we earn for providing our eHR process management services under long-term contracts. We recognize revenue under these contracts as the services are rendered. As part of our eHR solution, we manage our clients' relationships with third party vendors. In most cases, we expect to become responsible for the vendor contracts and we will include in revenue charges that we collect from our clients. We will pay the costs of these services to the third party vendors, and such costs will be included in our cost of revenue. A secondary source of revenue is the consulting services performed by our consulting organization consisting primarily of Gunn Partners. We recognize revenue for these consulting services either at the time the study is completed and the report is delivered, or over the period in which services are performed as information or feedback is provided to the client. Revenue from consulting and related services is net of reimbursable expenses.

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

WE HAVE A LIMITED OPERATING HISTORY AND UNPROVEN BUSINESS MODEL.

        We entered into our first process management contract in December 1999. We have only four clients under contract for our HR business process management services and we are still implementing the largest two of our process management contracts. As such, our business model is unproven. Our success depends on our ability to develop and implement a high quality, cost-effective services offering, produce satisfactory results for our clients and attract new clients. We have not been in operation long enough to judge whether we can accomplish these objectives, or whether our clients will perceive our services as beneficial. Accordingly, our revenue and income potential and future operating results are uncertain.

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

OUR SUCCESS DEPENDS UPON OUR CONTRACTS WITH BP, UNISYS AND OTHER EARLY
CONTRACTS.

        bp is the first client for which we are offering a comprehensive eHR solution, and we anticipate revenue from this contract to represent a majority of our future revenue through 2000 and possibly in future periods. This contract is still at an early stage and our service offering is not yet fully developed. As such, we believe our ability to secure future clients and revenues will be largely dependent upon our ability to manage and administer bp's HR processes effectively and efficiently, and achieve the contracted service levels and cost savings. bp can terminate the arrangement for material breach or significant and repeated performance failures. In addition, from December 2002, bp may terminate the arrangement with 12 months advance notice together with, for any termination occurring between December 2002 and December 2004, termination payments designed to defray our costs and give us a specified return on our investment in the contract. If bp were to substantially reduce or stop using our services, our reputation and future revenues would be seriously impaired. We expect to face similar risks with other significant clients until our business model and service offering are firmly established. Our recently signed HR process management contract with Unisys involves similar risks.

        Although our arrangement with bp contemplates that we manage their HR processes worldwide, and we have a first right to provide human resources management services to bp in each country in which they have operations, our current contracts cover only the United Kingdom and the United States. bp is not obligated to add additional countries and we must demonstrate our ability to meet their service needs and provide specified cost savings in other countries to expand the arrangement. We have no experience operating in foreign countries and we might not be able to manage the HR needs of bp or potential future clients on a global basis. Our contract with Unisys is also international in scope and involves similar risks.

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

        Our client contracts involve significant commitments and cannot be made without a lengthy, mutual due diligence process during which we identify the potential client's service needs and costs, and our ability to meet those needs and provide specified cost savings. We must devote significant management time and other resources to each due diligence process over a period of four to six months or more, and we can conduct at most only a few of these due diligence undertakings at one time. This lengthy due diligence process limits our revenue growth, and we have invested significant time in some potential client relationships that have not resulted in contracts. It is possible that any potential client due diligence process could result in a decision by us or the potential client not to enter into a contract after we have made significant investments of time and resources.

        After a new client contract is signed, we convert the client's HR processes to our systems and infrastructure in stages. This transition period can take up to a year or more and may involve unanticipated difficulties and delays. Our pricing model involves guaranteed reductions in the client's HR costs, and we cannot realize the full efficiencies of providing services to the client through our infrastructure until this transition is complete. Therefore, any increase in our earnings that could be expected from our bp or Unisys agreements or any new contract will be delayed for at least several months after the contract is signed, and it could take a significant amount of time for our bp and Unisys agreements or any new contract to contribute significantly to profits or cash flow. The transition of bp's HR processes to our systems and infrastructure is not scheduled to be complete until February 2001, and the Unisys transition is not expected to be complete until the second half of 2001. Either transition could be delayed. We attempt to negotiate long-term contracts in order to give us time to complete the transition and earn a profit, but if implementation of our service model is delayed, or if we do not meet our service commitments under any particular contract and the client terminates our engagement early as a result, we might experience no return on our substantial investment of time and resources in that client.

WE EXPECT TO CONTINUE TO INCUR SIGNIFICANT NET OPERATING LOSSES AND WE MAY NEED TO RAISE ADDITIONAL CAPITAL.

        Starting up our company and building our infrastructure is expensive. In addition, acquiring new client contracts and transitioning them until they are fully implemented and reach their revenue potential requires significant capital investment. Since our formation, we have not had a profitable quarter. We incurred a net loss of $15.2 million for the year ended December 31, 1999 and a net loss $42.3 million for the nine months ended September 30, 2000. For the year ended December 31, 1999, we used cash of $7.6 million in operating activities and $9.6 million in investing activities. In addition for the nine months ended September 30, 2000, we used cash of $38.8 million in operating activities and $17.9 million in investing activities. We expect to continue to make significant and increasing investments in the development of our eHR solution, client service centers, and web technologies, the expansion of our sales and marketing and service capabilities and the procurement of additional contracts. We expect at least $25 million to $30 million of these expenses to be capitalized in 2000 and an additional $25 million in 2001. These capitalized amounts are amortized over three to five years. This significant depreciation and amortization expense will reduce future profitability. Our capital investments and commensurate amortization will increase if we are able to take advantage of market opportunities and grow the Company faster than we anticipated. We may also need cash to make acquisitions and develop new service offerings and technologies. As a result, we will need to generate significant revenues to achieve profitability. We expect to incur net losses in 2000 and 2001, and we cannot be certain that we will ever operate profitably, or that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

WE MAY NOT BE ABLE TO ACHIEVE THE COST SAVINGS WE HAVE PROMISED OUR CLIENTS.

        We provide our services for fixed fees that are generally equal to or less than our clients' historical costs to provide for themselves the services we contract to deliver. As a result, our profitability will depend on our ability to provide services cost-effectively. Achieving the efficiency we need depends upon our ability to develop our eHR solution into a standardized management system that can be operated from our client service centers and extended to multiple clients with only minimal client-specific adaptation and modification. The actual cost reductions we are able to achieve will vary by client for a variety of reasons, including the scope of services we agree to provide, the existing state of our clients' HR department and processes, and our ability to standardize, centralize, and simplify their processes, notwithstanding the complexity of their existing systems and potential resistance by some parts of the client organization to change. If we miscalculate the resources or time we need to perform under any of our contracts, the costs of providing our services could exceed the fees we receive from our clients, and we would lose money. Our contracts also generally contain certain minimum service level or cost savings requirements that we must meet. If we are not able to meet these requirements, we may be obligated to issue credits to our clients against future payments to us. If we breach a contract in a material way or repeatedly fail to perform, our client can terminate the contract. In addition, our clients are generally permitted to terminate their contracts with us for convenience before the end of the scheduled term. The termination payments required are substantially less than our revenue under the contracts, and may not cover our termination costs or replace profits we may have earned.

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

        To become profitable, we must extend our service model across many client organizations and gain critical mass in the size and breadth of our operations. Our ability to achieve rapid growth depends upon the following essential elements:

        - We must be able to hire, train and retain key management personnel and large numbers of human resources specialists, web and Internet technologists and programmers, business development and process management specialists, and technical and customer support personnel. The market for these personnel is competitive and we have had difficulty finding enough people with the skills and experience to meet all of our hiring needs, including with respect to information technology and business development. We may not be able to retain all of our senior executives and other key personnel. Even if we can attract and retain such employees, the cost of doing so may adversely affect our operating margins.

        - We currently have two operational client service centers, one in Houston, Texas and the other in Glasgow, Scotland. These centers are designed to handle our existing client demands, but we must open new client service centers in new geographic locations to handle any significant growth in our business. We must devote substantial financial and management resources to launch and operate these centers successfully, and we may not select appropriate locations for these centers, open them in time to meet our client service commitments, or manage them profitably.

        - As we assume the responsibility for the existing HR departments of our clients, we must be able to assimilate HR personnel from these clients and integrate disparate systems, procedures, controls and infrastructures.

        - We will need to improve our financial and management controls, reporting systems and operating systems to accommodate growth. If we do not manage growth effectively, our ability to perform our existing contracts successfully may be jeopardized, our ability to handle new clients and contracts will be limited, and our reputation may be harmed.

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

        Our quarterly operating results have varied in the past and are likely to vary significantly in the future. It is possible that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. If so, the market price of our common stock may decline significantly. Factors that may cause our results to fluctuate include:

        - the growth of the market for our HR services and our ability to obtain new client contracts;

        -       our ability to execute on client contracts;

        - the length of the sales and integration cycle for our new clients;

        -       cancellations or reductions in the scope of our contracts;

        - delays in transitioning various client processes to our infrastructure;

        - our ability to develop and implement additional service offerings and technologies;

        -       delays in building client service centers;

        - the introduction of comprehensive HR services by our competitors;

        -       changes in our pricing policies or those of our competitors;

        - our ability to manage costs, including personnel costs and support services costs; and,

        - the timing and cost of anticipated openings or expansions of new client service centers.

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


WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS.

        Our business strategy requires us to expand internationally as we broaden the geographic scope of services we deliver to bp and Unisys from U.S. and U.K. operations to foreign operations and as we take on additional large, multinational clients. We will face risks in doing business abroad that include the following:

        -       changing regulatory requirements;

        - legal uncertainty regarding foreign laws, tariffs and other trade barriers;

        -       political instability;

        - international currency issues, including fluctuations in currency exchange rates;

        -       cultural differences;

        -       designing and operating web sites in numerous foreign languages;
                and,

        - differing technology standards and Internet regulations that may affect access to and operation of our web sites and our clients' web sites.

THE MARKET FOR OUR SERVICES AND OUR REVENUE GROWTH DEPENDS ON OUR ABILITY TO USE THE INTERNET AS A MEANS OF DELIVERING HUMAN RESOURCES SERVICES.

        We rely on the Internet as a key mechanism for delivering our services to our clients and achieving efficiencies in our service model, and this reliance exposes us to various risks.

        - We use public networks to transmit and store extremely confidential information about our clients and their employees, such as compensation, medical information and social security numbers. We may be required to expend significant capital and other resources to address security breaches. We cannot be certain that our security measures will be adequate and security breaches could disrupt our operations, damage our reputation and expose us to litigation and possible liability.

        - Our target clients may not be receptive to human resources services delivered over the Internet because of concerns over transaction security, user privacy, the reliability and quality of Internet service and other reasons. In addition, growth in Internet traffic may cause performance and reliability to decline. Interruptions in Internet service and infrastructure delays could interfere with our ability to use the Internet to support our eHR service, which would impair our revenue growth and results of operations.

        - Laws and regulations may be adopted relating to Internet user privacy, pricing, usage fees and taxes, content, distribution, and characteristics and quality of products and services. This could decrease the popularity or impede the expansion of the Internet and decrease demand for our services. Moreover, the applicability of existing laws to the Internet is uncertain with regard to many important issues, including property ownership, intellectual property, export of encryption technology, libel and personal privacy. The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services, could also harm our business.

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

WE RELY ON THIRD PARTY VENDORS FOR SOFTWARE AND SPECIALIZED HUMAN RESOURCES FUNCTIONS.

        Our HR processes incorporate and rely on software owned by third parties that we license directly or use through existing license arrangements between our clients and the vendor. If these vendors change or cancel a product we are using or if these agreements are terminated or not renewed, we might have to delay or discontinue services until equivalent technology can be found, licensed and installed.

        We depend on third parties to provide a number of specialized human resources services for our clients, such as benefits administration and relocation services. We select some of these vendors and assume others from relationships established by our clients before contracting with us. Under the terms of our outsourcing service contracts, we agree to manage these third party vendors and remain fully accountable for their costs and services. The profitability of our client contracts depends in part upon our ability to reduce the costs of services provided by the vendors we have assumed, which may involve delay as existing contracts run their course and we attempt to renegotiate with or replace these vendors. In addition, if any third party vendors are not willing to provide their services to us at competitive rates and we are unable to provide these services ourselves or find suitable substitute providers when necessary, our operating results could be seriously harmed because we may not be able to adjust our fixed-fee contracts with our clients to offset an increase in the cost of these specialized services to us. If our clients are not satisfied with the services provided by these third parties, our clients may be entitled to recover penalties or to terminate their agreements with us, which could seriously harm our business.

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

        Several of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their customers and key product and service suppliers than we do. Our competitors may be able to:

        - develop and expand their delivery infrastructure and service offerings more quickly;

        - adapt better to new or emerging technologies and changing client needs;

        - take advantage of acquisitions and other opportunities more readily;

        - devote greater resources to the marketing and sale of their services; and,

        -       adopt more aggressive pricing policies.

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

        We plan to pursue acquisitions, but we cannot provide any assurance that we will be able to complete any acquisitions, or that any acquisitions we may complete will enhance our business. Our prior and future acquisitions could subject us to a number of risks, including:

        -       diversion of management's attention;

        - amortization of substantial goodwill and other intangible assets, adversely affecting our reported results of operations;

        - inability to retain the management, key personnel and other employees of the acquired business;

        - inability to establish uniform standards, controls, procedures and policies;

        -       inability to retain the acquired company's customers;

        - exposure to legal claims for activities of the acquired business prior to acquisition; and,

        - inability to integrate the acquired company and its employees into our organization effectively.

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

                              RESULTS OF OPERATIONS

        In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results, including our revenue, gross profit and expenses as a percentage of revenue, should not be relied upon as an indication of our future performance. In our discussion below, we have also included information about the three months ended June 30, 2000 where such comparisons to this immediately preceding period may be a useful supplement to the prior year period-to-period comparison. The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicated:


                                                       THREE MONTHS                            NINE MONTHS
                                                   ENDED SEPTEMBER  30,                   ENDED SEPTEMBER  30,
                                                 -------------------------              -------------------------
                                                  1999               2000                1999                2000
                                                 ------            -------              ------              ------
Revenue .............................             100.0%            100.0%               100.0%              100.0%
Cost of revenue .....................             100.0             144.3                100.0               139.4
                                                 ------             -----               ------              ------
Gross profit ........................               --              (44.3)                  --               (39.4)
                                                 ------             -----               ------              ------
Expenses:
  Product development ...............               5.2               9.1                  7.1                12.3
  Selling, general and administrative             168.4              27.1                288.2                64.3
  Depreciation and amortization .....              10.8              11.1                 13.6                17.0
                                                 ------             -----               ------              ------
     Total expenses .................             184.4              47.3                308.9                93.6
                                                 ------             -----               ------              ------
Loss from operations ................            (184.4)            (91.6)              (308.9)             (133.0)
Interest income, net ................               3.3               7.1                  6.0                10.7
                                                 ------             -----               ------              ------
Net loss ............................            (181.1)%           (84.5)%             (302.9)%            (122.3)%
                                                 ======             =====               ======              ======


THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

        Our primary activities during the first nine months of 1999 were organization, planning and certain work performed for our first process management client prior to entering into the related long-term contract. We did not generate any outsourcing process revenues from long-term contracts during 1999. At September 30, 1999, we had approximately 35 employees and for the three months ended September 30, 1999, we generated approximately $2.0 million of revenue in connection with certain work performed prior to the execution of our first long-term contract. Cost of revenue for the three months ended September 30, 1999 was equal to revenue. Selling, general and administrative expense for the three months ended September 30, 1999 was $3.4 million, which consisted primarily of the salary and benefits of our employees and related recruiting costs; legal, accounting and other consulting fees; and, facility costs. Depreciation and amortization totaled $220,000 for this three-month period and we had a $3.7 million loss from operations for the period. Due to the early stage of our business during the three months ended September 30, 1999, our operating results for this period do not bear significant relationship to our operating results for the three months ended September 30, 2000.

Revenue

        Revenue for the three months ended September 30, 2000 was $20.9 million, which primarily consisted of $18.4 million of contract revenue derived from three process management clients. The balance of our revenue primarily consisted of revenue generated from various consulting clients. Revenue increased by approximately $12.7 million, or 155%, over the three months ended June 30, 2000, the immediately prior three-month period, primarily because of an increase in revenue from our largest client, bp, resulting from continuing transition of bp's HR processes to our management and systems.

Cost of Revenue

        Our cost of revenue for the three months ended September 30, 2000 was $30.1 million and our gross margin for the same period was a negative 44.3%. Cost of revenue in the immediately prior three-month period was $12.4 million resulting in a negative gross margin of 51.7% for that period. The increase in the September period cost resulted from greater expenditures in support of higher revenue, increased process transfer and transformation activities primarily under the bp agreements, and under-utilization of increased capacity. We expect gross profit to continue to be negative for at least the rest of 2000 and into 2001 as we add customers, expand capacity and continue to build our infrastructure.

Product Development Expense

        Product development expense for the three months ended September 30, 2000 was approximately $1.9 million, or 9.1% as a percentage of revenue. Product development expenditures in the September 2000 period increased by approximately $343,000, or

22%, over the immediately prior three-month period primarily because of increased staffing. We expect to continue to increase our overall spending for product development throughout 2000 and plan to continue to spend at least the same dollar amount in future years. We cannot be certain that our product development efforts will provide us with the desired results or will be economically feasible.

Selling, General and Administrative Expense

        Selling, general and administrative expense for the three months ended September 30, 2000 was $5.7 million, or 27.1% as a percentage of revenue, a decrease of $1.9 million, or 26%, over the amount in the immediately prior three-month period. The decrease is primarily the result of shifting resources to cost of revenue in support of contracts. We anticipate that selling, general and administrative expense in 2000 will increase in absolute dollars as we hire additional administrative and sales and marketing personnel, engage additional consultants and expand our facilities to support our growing infrastructure.

Depreciation and Amortization Expense

        Depreciation and amortization expense was $2.3 million for the three months ended September 30, 2000, an increase of $446,000 over the immediately prior three-month period. The September 2000 and June 2000 amounts each include $1.1 million of amortization of intangibles associated with the acquisition of certain assets of Gunn Partners. Depreciation and amortization also includes the amortization of deferred compensation of approximately $300,000 for each of the September and June periods.

Interest Income, Net

        Interest income, net for the three months ended September 30, 2000 was essentially unchanged from the three-month period ended June 30, 2000, at approximately $1.5 million. Exult generates interest income from short-term investments using the available proceeds raised from private equity placements completed in 1999 and early 2000 as well as the proceeds from the Company's June 2000 initial public offering. The Company's interest expense arises from debt incurred in connection with our 1999 purchase of the business of Gunn Partners and several capitalized leases. Although we currently have cash in excess of our immediate requirements, we expect that our significant negative cash flow will reduce our cash balances and associated interest income.

Income Taxes

        We incurred losses in the quarter, resulting in federal and state net operating loss carryforwards which begin to expire in 2018 and 2006, respectively. A full valuation allowance is provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets associated therewith.

Net Loss

        The foregoing resulted in a net loss for the quarter ended September 30, 2000 of $17.6 million, an increase of $3.8 million, or 28%, over the immediately prior three-month period. We expect to continue to incur net losses for at least the remainder of 2000 as well as 2001.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

        Our primary activities during the first nine months of 1999 were organization, planning and certain work performed for our first process management client prior to entering into the related long-term contract. We did not generate any outsourcing process revenues from long-term contracts during 1999. At September 30, 1999, we had approximately 35 employees and for the nine months ended September 30, 1999, we generated approximately $2.2 million of revenue in connection with certain work performed prior to the execution of our first long-term contract. Cost of revenue for the nine months ended September 30, 1999 was equal to revenue. Selling, general and administrative expense for the nine months ended September 30, 1999 was $6.5 million, which consisted primarily of the salary and benefits of our employees and related recruiting costs; legal, accounting and other consulting fees; and, facility costs. Depreciation and amortization totaled $305,000 for this nine-month period and we had a $6.9 million loss from operations for the period. Due to the early stage of our business during the nine months ended September 30, 1999, our operating results for this period do not bear significant relationship to our operating results for the nine months ended September 30, 2000.

Revenue

        Revenue for the nine months ended September 30, 2000 was $34.6 million, which consisted of $26.3 million of contract revenue derived from three process management clients and $8.3 million of consulting and related revenue from various clients.

Cost of Revenue

        Cost of revenue consists primarily of expenses associated with the third party vendors whom we manage for our clients, compensation and benefits of employees directly involved in providing our services, computer and communications equipment costs and services, and facilities. Our cost of revenue for the nine months ended September 30, 2000 was $48.3 million and our gross margin for the same period was a negative 39.4%. We expect gross profit to continue to be negative for at least the rest of 2000 and into 2001 as we add customers, expand capacity and continue to build our infrastructure.

Product Development Expense

        Product development expense consists primarily of third party costs, salaries, bonuses and benefits of employees directly associated with the development of our portal and Internet software and capabilities, and the performance of research and benchmarking of HR best practices that are not part of a specific engagement. Product development expense for the nine-month period ended September 30, 2000 was approximately $4.3 million, or 12.3% as a percentage of revenue. We did not capitalize any costs in 1999 for internally developed software for research and benchmarking and in the 2000 period such capitalized amounts were immaterial. We expect to continue to increase our overall spending for product development throughout 2000 and plan to continue to spend at least the same dollar amount in future years. We cannot be certain that our product development efforts will provide us with the desired results or will be economically feasible.

Selling, General and Administrative Expense

        Selling, general and administrative expense generally consists of salaries, bonuses and benefits for employees engaged in marketing, promoting and selling our services, and for management and administrative personnel. Selling, general and administrative expense also includes third party consulting and marketing expenditures, as well as facilities and office costs, and legal, accounting and recruiting fees and expenses. For the nine months ended September 30, 2000, selling, general and administrative expense was $22.3 million, or 64.3% as a percentage of revenue.

Depreciation and Amortization Expense

        Depreciation and amortization expense was $5.9 million for the nine months ended September 30, 2000 and includes $3.2 million of intangibles amortization associated with the November 1999 acquisition of certain assets of Gunn Partners. Depreciation and amortization expense also includes amortization of deferred compensation totaling $885,000 for the nine-month period.

Interest Income, Net

        Interest income, net for the nine months ended September 30, 2000 was $3.7 million. Exult generates interest income from short-term investments using the available proceeds raised from private equity placements completed in 1999 and early 2000 as well as the proceeds from the Company's June 2000 initial public offering. The Company's interest expense arises from debt incurred in connection with our 1999 purchase of the business of Gunn Partners and several capitalized leases. Although we currently have cash in excess of our immediate requirements, we expect that our significant negative cash flow will reduce our cash balances and associated interest income.

Income Taxes

        We incurred a loss for nine months ended September 30, 2000, resulting in federal and state net operating loss carryforwards which expire beginning in 2018 and 2006, respectively. A full valuation allowance is provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets associated therewith.

Net Loss

        The foregoing resulted in a net loss of $42.3 million for the nine months ended September 30, 2000. We expect to continue to incur net losses for at least the years 2000 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception in October 1998, we have financed our operations primarily with equity contributions including private placements of approximately $1.0 million in 1998, $55.1 million in 1999, and $76.4 million during the first five months of 2000; the net proceeds from our initial public offering of $56.7 million in June 2000; and, to a lesser extent, by cash generated from our business.

        Net cash used in operating activities was $7.6 million in the year ended December 31, 1999 and $38.8 million for the nine months ended September 30, 2000. We obtained our first three process management contracts in December 1999 and January 2000 and began generating revenue therefrom during the first quarter of 2000. We also completed our acquisition of Gunn Partners in November 1999. Thus during 1999, operating cash was used primarily for sales and marketing activities, third party consulting fees in support of our pursuit of business and the development of corporate infrastructure. We made additional operating cash expenditures of this nature during the first nine months of 2000. We also expended operating cash during the 2000 period in support of revenue generated by the process management contracts and the Gunn Partners business and to fund the transfer and transformation costs associated with these new process management contracts. Cash used in investing activities was $9.6 million in 1999 and $17.9 million in the nine months ended September 30, 2000. Approximately $4.4 million in 1999 and $17.9 million in the nine months ended September 30, 2000, was spent to purchase computer and related equipment and office furnishings and in addition in the 2000 period to construct and expand our client service centers as well as our internal systems. Included in cash used in investing activities in 1999 was $3.5 million spent to purchase assets used internally by a client and now used to support that client as well as other clients. In 1999, we also spent $5.0 million in cash and incurred $10.0 million of debt in connection with our acquisition of most of the assets of Gunn Partners. The aggregate purchase price was allocated to costs incurred in connection with assembling a work force, Gunn Partners' client list, the name "Gunn Partners", the non-compete covenant, the research database and an immaterial amount of equipment which were assigned lives ranging from one to five years.

        We expect to generate negative operating cash flow for the foreseeable future as we continue to incur losses from operations. We expect to increase our investments in property and equipment to support the expansion and renovation of our facilities, including our existing client service centers, and to purchase related computer and other equipment necessary to support our client contracts and growth. We expect to spend at least $25 to $30 million in 2000 and $25 million in 2001 on capital expenditures, which will be amortized over three to five years. In addition, we expect to spend at least $6.0 million to $8.0 million in both years for product development. In addition, from time to time in the ordinary course of business, we evaluate potential acquisitions of related businesses, assets, services or technologies. Such acquisitions, if completed, may require significant cash expenditures.

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

                          PART II. OTHER INFORMATION.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) On September 22, 2000, we sold 11,538 shares of Common Stock to BridgeGate LLC for an aggregate purchase price of $7,500 upon exercise of a warrant.

        During the period from July 1, 2000 through September 30, 2000, we issued an aggregate of 50,540 shares of Common Stock to two employees for an aggregate purchase price of $78,851 upon the exercise of stock options.

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

(d) In June 2000, the Company completed its initial public offering of 6.0 million shares of its Common Stock at $10.00 per share. On July 6, 2000, the underwriters exercised their overallotment option to purchase 300,000 additional shares at $10.00 per share. The net proceeds to the Company from the sale of the 6.3 million shares after all underwriting discounts and commissions and other expenses were $56,669,465. From June 1, 2000 to September 30, 2000, the Company used net offering proceeds as follows: $5,786,000 for construction of plant, building facilities and internal systems; $2,146,000 for purchase and installation of equipment and certain software; and, $18,919,000 for working capital expenditures. None of these payments were made to directors, officers, or owners of 10% or more of any class of the Company's equity securities or other affiliates of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

                The following Exhibits are incorporated herein by reference.


        EXHIBIT
        NUMBER                               DESCRIPTION
        -------                              -----------
          2.1*          Asset Purchase Agreement by and among Exult, Inc., Gunn
                        Partners Inc., the shareholders of Gunn Partners, Inc.
                        and Michael Gibson dated as of November 22, 1999.

          2.2* Asset Purchase Agreement dated as of December 20, 1999 among Pactiv Corporation, Pactiv Business Services, Inc.
                        and Exult, Inc.

          3.1* Fourth Amended and Restated Certificate of Incorporation of Exult, Inc.

          3.2*          Amended and Restated Bylaws of Exult, Inc.

         10.20**        Master Services Agreement by and between Exult, Inc. and
                        Unisys Corporation dated August 28, 2000

         27.1           Financial Data Schedule.

----------

* Previously filed with the Company's Registration Statement on Form S-1 Registration No. 333-31754, and incorporated herein by reference.

** Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and filed separately with the Securities and Exchange Commission.

(b)     Reports on Form 8-K.

                None.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Act of 1934, as amended, the undersigned has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2000.



                              EXULT, INC.


                              By:  /s/          JAMES C. MADDEN, V
                                  ---------------------------------------------
                                      Chief Executive Officer, President, and
                                              Chairman of the Board
                                          (principal executive officer)

                              By:  /s/          DOUGLAS L. SHURTLEFF
                                  ---------------------------------------------
                                        Executive Vice President, Treasurer and
                                                Chief Financial Officer
                                             (principal financial officer)

                                  EXHIBIT INDEX


        EXHIBIT
        NUMBER                                  DESCRIPTION
        -------                                 -----------
          2.1*          Asset Purchase Agreement by and among Exult, Inc., Gunn
                        Partners Inc., the shareholders of Gunn Partners, Inc.
                        and Michael Gibson dated as of November 22, 1999.

          2.2* Asset Purchase Agreement dated as of December 20, 1999 among Pactiv Corporation, Pactiv Business Services, Inc.
                        and Exult, Inc.

          3.1* Fourth Amended and Restated Certificate of Incorporation of Exult, Inc.

          3.2*          Amended and Restated Bylaws of Exult, Inc.

         10.20**        Master Services Agreement by and between Exult, Inc. and
                        Unisys Corporation dated August 28, 2000

         27.1           Financial Data Schedule.


----------

* Previously filed with the Company's Registration Statement on Form S-1 Registration No. 333-31754, and incorporated herein by reference.

** Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and filed separately with the Securities and Exchange Commission.