Form 10-K
period 2000-12-31
EXULT INC
filed 2001-04-02
CIK 1108341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission file number 0-30035

                                   EXULT, INC.
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                      33-0831076
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

               4 PARK PLAZA, SUITE 1000, IRVINE, CALIFORNIA 92614
           (Address of Principal Executive Office, including Zip Code)

                                 (949) 250-8002
              (Registrant's Telephone Number, including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.0001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

        Approximately $291,486,000, as of March 16, 2001.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        91,169,528 as of March 16, 2001


                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Proxy Statement for the Annual Meeting of Stockholders to be held Thursday, May 17, 2001; portions incorporated in Part III.

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----

PART I

Item 1.         BUSINESS (including Risk Factors beginning on page 11).....................      1

Item 2.         PROPERTIES.................................................................     19

Item 3.         LEGAL PROCEEDINGS..........................................................     20

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................     20

Executive Officers of the Registrant.......................................................     20

PART II

Item 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......     22

Item 6.         SELECTED FINANCIAL DATA....................................................     23

Item 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS......................................................     24

Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................     30

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................     30

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE........................................     30

PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................     30

Item 11.        EXECUTIVE COMPENSATION.....................................................     30

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............     30

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................     30

PART IV

Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...........     31

Information Regarding Forward Looking Statements and Industry Data.........................     34

SIGNATURES      ...........................................................................     35

Financial Statements.......................................................................    F-1

                                     PART I

ITEM 1.  BUSINESS.

MISSION; OVERVIEW

   Our mission is to provide comprehensive business process management solutions that enable Global 500 corporations to increase the productivity of their human capital, convert HR spending to a variable cost basis and reduce the overall cost of HR management and administration. We do this through multiple delivery vehicles:

        - our Exult eHRSM solution including our myHRSM web-enabled applications;

        -       shared client service centers; and

        - best practices expertise and expert process consulting capabilities.

   These vehicles enable us to provide scalable, web-based service delivery capabilities across many HR business processes. myHR includes our web-based functional applications and browser system through which our clients' personnel can access their HR information systems and navigate through those systems to find information and process transactions. Our shared client service centers handle our clients' HR transaction and contact center requirements from a leveragable multi-client platform, and our best practices and process consulting expertise enables us to improve efficiency and effectiveness through process improvement. We deploy these capabilities to handle the transactional and administrative elements of our clients' HR processes, freeing our clients' HR departments to add value through focus on strategy and policy matters that are important to their businesses.

INDUSTRY BACKGROUND

   HUMAN RESOURCES DEPARTMENTS IN THE GLOBAL 500. According to the Global 500 List for the Year 2000 published by Fortune Magazine, Global 500 corporations employed more than 37 million people in 1999, and a typical Global 500 company has 30,000 or more employees in multiple locations and countries. An employee base of this magnitude presents logistical complexities, and the human resources functions of Global 500 corporations are often complicated by multiple human resources groups for different business units and the lack of central information repositories and coordinated communications infrastructures. As a result, the HR processes of large, multinational corporations often are redundant and inefficient. In addition, the large number of third-party vendors used by a human resources department to handle discrete functions complicates HR process management. By necessity, HR departments typically devote most of their resources to administrative functions rather than strategic planning and initiatives. At the same time, corporations that extend cost-cutting to their HR departments often focus more on reducing staff than on reengineering service delivery.

   THE EMERGENCE OF HR PROCESS OUTSOURCING. Many large corporations outsource discrete, non-core functions of their operations, such as payroll, tax filings and benefits administration. According to Dataquest, the worldwide HR outsourcing market opportunity is projected to grow from approximately $26.2 billion in 1999 to approximately $76.4 billion in 2004. However, the market opportunity for comprehensive HR outsourcing is relatively new. Dataquest estimates the market opportunity for integrated, multi-process HR outsourcing will grow from over $900 million in 1999 to more than $12 billion by 2003 in the US alone. Comprehensive HR process outsourcing for large multinational corporations is difficult and requires a well-developed service delivery infrastructure and significant expertise in analyzing, providing and managing HR best practices across many divisions and third-party vendors. HR best practices refer to those HR policies, procedures, operations and technologies that yield superior performance as measured by productivity, cost, quality and customer satisfactions metrics.

   EXPANSION OF THE INTERNET. The Internet extends our comprehensive service delivery model to facilitate interactive communications among large groups of individuals in multiple geographic locations. The Hunter Group estimates that by using the functionality of the Internet to move HR delivery to a largely self-service mode, organizations can achieve annual HR cost reductions of approximately 25% to 30%. To date, however, HR organizations have not fully utilized the

Internet and web-enabled processes and systems because they have not broadly implemented any mechanism for effectively centralizing and organizing the large amount of information and electronic transmissions generated by processes within the HR organization. Accordingly, the Internet's use in HR departments has been largely limited to one-on-one e-mail communications or process-specific internal networks, often provided by third parties which do not integrate into a seamless information source for the company or its employees.

OUR STRATEGY

        Our Exult eHR solution enables us to assume broad responsibility for management of our clients' human resources people, processes, technologies and third-party vendors, and to deliver our clients increased human capital productivity at reduced cost. The following are the key elements of our strategy:

        - FOCUS ON GLOBAL 500 CORPORATIONS. Global 500 corporations generally have operations spread across multiple business units and locations. We believe the magnitude and complexity of these corporations and their resulting HR needs make them ideal candidates for our comprehensive, web-enabled Exult eHR process management solution.

        - ESTABLISH LONG-TERM CLIENT RELATIONSHIPS. We pursue long-term contracts to reengineer and manage our clients' HR processes. We believe long-term contracts foster mutual commitment and shared goals with our clients, and best enable us to transform client HR processes to our infrastructure and best practices. The long-term nature of our contracts also gives us greater visibility of future revenue streams and better information for determining future investment decisions.

        - PROVIDE BROADLY INTEGRATED PROCESS MANAGEMENT SOLUTIONS. We have designed a service offering that covers more than 25 specific human resources and related processes in the areas of payroll production, rewards, life events, advice & administration, and finance & accounting. This enables us to offer clients a comprehensive solution for integrated management of many or all HR processes, which enhances the efficiency and effectiveness of clients' HR operations.

        - UTILIZE AND LEVERAGE SHARED RESOURCES ACROSS OUR CLIENT BASE. We combine shared service centers, internal process capabilities, and alliances with selected vendors into an integrated service delivery infrastructure that enables us to deliver efficient, large-scale HR process management solutions to multiple clients. Our shared client service centers in Glasgow, Charlotte, and the Houston and Los Angeles areas are designed to handle multiple clients and utilize automated processes and technology to provide efficient client service and achieve economies of scale. We use our internal process capabilities, including payroll and HR information systems, to deliver core processes efficiently. We also utilize strategic relationships with world-class third-party providers to make our integrated service offering more comprehensive and efficient.

        - USE OUR MYHR WEB-ENABLED SOLUTION SET FOR ENHANCED HR PERFORMANCE. We use emerging technologies and our myHR systems and applications to connect the people, processes, technologies and third-party vendors involved in clients' HR organizations and to provide a comprehensive central repository of company and employee data. We help our clients implement database and interconnectivity tools to easily access, evaluate and use HR information to further their strategic business objectives. Our myHR applications will operate behind secure Internet firewalls and enable clients' personnel to access information and employee productivity tools and communicate freely with other people throughout the organization. myHR will enable employees to perform both HR and non-HR tasks and will encourage employees to become more self-sufficient in handling many day-to-day HR functions, while enhancing communication and efficiency throughout clients' global organizations.

THE EXULT EHR SOLUTION

        Our Exult eHR solution combines a broad process management services offering, shared service center resources and service delivery, and strategic consulting expertise to simplify and standardize our clients' HR practices and procedures, and deliver improved management information and employee communications at significant cost savings.

SERVICES

        Our Exult eHR solution includes a broad spectrum of process management services grouped into five major categories, as follows:

        PAYROLL PRODUCTION

        We manage clients' payroll processes and related production requirements to reduce our clients' investment of internal resources in transaction processing. Our payroll and production services include:

            Payroll disbursements and reporting
            Time and attendance administration
            Wage attachments
            Tax withholding and reporting
            Banking interfaces
            Related systems and data administration

        REWARDS

        We manage compensation and benefit programs to reduce our clients' internal process and administration burdens. Our services in this area include:

            Salary review planning
            Compensation and bonus administration
            Benefits enrollment and administration
            Performance management
            401(K) plan administration
            Pension plan administration

        LIFE EVENTS

        We process and manage clients' workforce changes to help our clients effectively develop and deploy their human capital. Our services in this area include:

            Recruiting and staffing functions
            Training
            Expatriation and repatriation
            Domestic relocation
            Severance

        ADVICE AND ADMINISTRATION

        We manage our clients' HR information systems infrastructure through integrated, web-enabled systems that enable us to capture, track, modify and report large amounts of employee-related data. We use this data to help our clients manage various HR functions, including:

            HRIS reporting
            Performance management
            Policy and legal compliance
            Organization development
            Employee development
            HR strategy
            Labor relations and employee relations
            Employee data and records management

        FINANCE & ACCOUNTING

        We manage accounts payable processes, including disbursements and reconciliation. These services are intended to streamline clients' back office transaction processing, and include:

            Third party vendor payments
            Travel and entertainment expense reimbursements
            Payroll accounting
            Benefits accounting
            Accounts payable
            Fixed asset accounting

SHARED RESOURCES AND SERVICE DELIVERY

        We deliver our process management services through an infrastructure of client service centers, web-enabled technology systems, functional applications, and third-party service providers. Our model involves leveraging shared resources to provide HR best practices while achieving economies of scale, which we believe enables us to deliver improved HR services at a reduced cost.

        CLIENT SERVICE CENTERS. We maintain three principal client service centers, in Glasgow, Charlotte, and the Houston area, and we are operating a fourth center in the Los Angeles area in connection with our contract with BP Amoco p.l.c. and related entities (bp). These centers house the personnel and systems we use to manage our clients' transaction, production and contact center requirements, including customer service representatives and production operations staff for functions such as payroll processing, benefits administration, training administration, and IT support and maintenance. These client service centers also contain systems and technology, such as contact/case management systems, imaging and workflow, and HR application software and databases. Our clients' employees can communicate with the client service centers online through myHR or by phone, fax, or e-mail.

        We designed and outfitted the Glasgow center ourselves. We selected Glasgow because of its accessibility, educated English-speaking workforce, relatively low cost of doing business, and EU membership. The center is 31,000 square feet and currently houses approximately 140 persons, with room for up to approximately 250. The Glasgow center currently handles the processes we have taken on for bp in the United Kingdom, as well as our own UK internal processing requirements. We expect management of HR processes for bp in continental Europe and other parts of the world outside North America also to be handled through this center. In addition to bp, the Glasgow center can accommodate additional client demands, and will play a significant role in service delivery to future European clients.

        We acquired a center in the Woodlands, Texas, which is near Houston, at the end of 1999. This center had been providing payroll and related services for Tenneco Automotive and Pactiv Corporation, and we entered into agreements to continue to provide those services to Tenneco and Pactiv when we acquired the center. We have invested heavily in developing this center into a broad platform from which we can deliver broad process management services. The center is 71,000 square feet and currently houses approximately 300 persons, with room for up to approximately 370. This center currently provides services for bp in the US, as well as Unisys, Tenneco and Pactiv, and also fulfills Exult's own US internal processing requirements. This center can accommodate growth in our US client base.

        We acquired the Charlotte facility at the time we signed our process management contract with Bank of America Corporation. This was a "brownfield" facility that Bank of America had utilized to provide for itself some of the HR process management services we have agreed to handle. We are adapting this facility to our own systems. Our ability to retain key managers and operate the center during conversion has contributed to our ability to transition Bank of America's HR processes relatively quickly. The Charlotte center is approximately 96,000 square feet and currently houses approximately 320 persons, with room for approximately 750 persons. Process management for Bank of America will occupy approximately half of this center's capacity, leaving room for additional client expansion.

        The Los Angeles area center, located in Pasadena, operated as a full employee information services facility for ARCO, which was acquired by bp in 1999. We are using this facility to manage payroll, benefits and HRIS functions for the ARCO workforce under our bp contract, and may expand it into a multiple-client platform in the future. This center currently houses approximately 80 persons.

        All of our client service centers except Glasgow were previously operated by our clients, and therefore have an experienced workforce. All of these centers are designed to give us efficiencies and economies of scale by leveraging the functionality, staff and technology of centralized processes and services across many business units for multiple clients. They also provide important redundancies for service continuity purposes.

        In the aggregate, we expect our current client demands to occupy approximately half of our current centers' capacity. Therefore, while we plan to continue to develop additional centers, in particular through facility and workforce acquisitions from new "brownfield" clients, our existing service centers can accommodate significant expansion of our client base from "greenfield" client opportunities.

        WEB ENABLED SYSTEMS, PRODUCTION APPLICATIONS AND MYHR.

        In order to deliver comprehensive, integrated HR process management, we have developed a service infrastructure that relies upon third-party vendors, licensed components, and our own intellectual property.

        Performance under our process management contracts requires sophisticated information technology capabilities. All our clients utilize database tools for their HR information systems, including such programs as PeopleSoft, SAP, and some legacy systems. Some of these systems must be replaced and others require substantial integration work. In most cases, significant systems interface work is required to enable the client's systems to be integrated and to communicate with our systems. We assist in these processes, both directly and through vendors we supervise, so that the client's internal HR information systems provide an adequate platform for integrated HR process management.

        Many of our process management capabilities are based upon third-party software that we have selected as "best in class" and compatible with our infrastructure. For example, we rely upon sophisticated tax and process management software licensed from Deloitte & Touche LLP in provision of our expatriate administration services, and we use an open web platform for workforce planning, hiring and deployment licensed from Deploy Solutions in our delivery of strategic resourcing management.

        In general, we manage all of the essential back-end systems, such as HR application management, in order to provide full service accountability and control. Application server management and hosting is generally provided by our IT infrastructure partners, principally Unisys, and backed-up by their sophisticated disaster backup and recovery systems.

        Our Exult eHR solution integrates state-of-the-art technology and various software applications and business processes from the client's own internal information and communications systems to compile and centralize a wealth of HR information. The Internet, emerging technologies and our myHR browser interface enable our clients and their employees to access and use that information.

        THIRD-PARTY SERVICE PROVIDERS

        Our Exult eHR solution incorporates the services of third-party vendors in two important ways. First, our process management contracts may include as "in scope" certain services being provided to the client by third parties. At the time we become responsible for a client's HR organization, we generally assume responsibility for administration of these vendors, either by novation of their contracts to us or through management arrangements. Depending upon a number of factors, including the type of services involved, terms of the vendors' contracts, and client preferences, over time we may retain the vendor as a service provider to the client within the scope of our contract and under our management, replace the vendor with a new third-party provider under our management, or take over provision of the services ourselves.

        We believe our familiarity and experience with HR best practices and with the market for third-party HR vendors enables us to evaluate whether the services being provided by a third party meet the needs of a given client and comply with HR best practices. In addition, we believe we will be able to provide improved service levels and greater cost savings on behalf of our clients through negotiation and management of these third-party vendor contracts.

        In addition to management of third-party vendors who had preexisting relationships with our clients, we also utilize selected third parties to complement our integrated service offering with specialized HR services that can be more effectively and efficiently handled by third-party vendors and subcontractors than by our internal resources. The components of our solution that we currently intend to "outsource" include pension management and some elements of relocation administration. Over time, we may "outsource" additional elements of our service offering, or bring some elements "in house," depending upon the availability of appropriately skilled third parties in various areas, competition, the development of our own capabilities, client demands, acquisition opportunities, capital availability and requirements, and other factors.

STRATEGIC CONSULTING EXPERTISE

        In November 1999, we acquired the business of Gunn Partners, Inc., a business process improvement consulting company with operations in the United States and Europe. Gunn Partners has been consulting with Global 500 corporations since 1991 on administrative staff functions such as human resources and finance and accounting, as well as procurement, information technology, and customer service. Gunn Partners generates revenue through its own consulting activities, provides strategic assistance in structuring our client relationships, assists in cross-marketing, and provides us with a service offering for potential clients that are not yet ready for our full eHR solution. Gunn Partners has provided consulting services to some of the largest companies in the Global 500; current client engagements include UBS Warburg, Diageo, Pechiney, Siemens, Japan Tobacco, Gillette, Dow Corning, International Paper and Knight Ridder.

BUSINESS PROCESS MANAGEMENT CLIENTS

        BP

        In December 1999, we entered into a seven-year Framework Agreement with BP Amoco p.l.c. (NYSE: BP), a leading international energy and petrochemicals company, to create a comprehensive eHR services organization and provide a broad range of human resources management services to bp and its affiliates. bp currently operates in more than 40 countries and has more than 80,000 employees and an equal or greater number of annuitants. The contracts with bp are expected to result in aggregate revenue to Exult of approximately $600 million over the anticipated initial term if we implement and perform according to our plans.

        Our initial contracts under the Framework Agreement cover bp employees in the United Kingdom and the United States, representing approximately 70% of their total employees and annuitants. We have worked with bp to identify separate processes involved in bp's HR organization: training, organization development, HR strategy, labor relations, compliance, expatriate relocation and administration, information services, benefits, compensation, employee relations, vendor administration, payroll, employee development, recruiting, severance, performance management, domestic relocation, and information technology. Each of these processes is divided into component tasks or functions and responsibility for each is allocated either to bp or to us. In general, we are responsible for systems design and implementation, routine employee communications, data gathering, processing and retrieval, management reporting, vendor management, and overall administration of related HR functions. bp remains responsible for strategic planning, policy decisions, employee relations, legal compliance, and professional resources.

        As of the date of this report, we have successfully transitioned all of bp's in-scope HR management processes in the UK and all core, direct processes in the US to our systems and infrastructure. bp is requesting the expansion of our services into additional countries where they operate, and we anticipate that selected processes and countries will be transitioned during 2001 and 2002. We continue to make arrangements to assume or administer bp's contracts with third parties providing discrete services that constitute a part of our integrated service offering.

        We are obligated to provide our services to bp in the UK and the US for fixed fees that are generally equal to or less than bp's historical costs incurred in connection with the services that we are assuming. After we have achieved a negotiated minimum return from provision of our services, we are required to share further savings with bp in a negotiated gain-sharing arrangement that is intended to motivate us and bp to maximize efficiency in the provision of our services.

        The Framework Agreement contemplates extending the arrangement beyond the UK and the US to unite all of bp's worldwide operations under one global integrated eHR solution. Under the Framework Agreement, we have a right to provide human resources management services for each country in the world, in addition to the US and the UK, in which bp determines by December 2001 to obtain (or extend existing) human resources management services. bp is not obligated to add additional countries and we must demonstrate our ability to meet their service needs and provide specified cost savings in other countries to expand the arrangement. If bp does add additional countries to our contract, we will enter into a supplemental agreement for that country for an expected term of five years. We expect additional country agreements to involve the same kinds of transition and pricing arrangements as the UK and US Country Agreements, although we anticipate completing additional country transitions more quickly based on our initial experiences in the UK and the US.

        The Framework Agreement runs for seven years and the UK, US and other Country Agreements runs for a minimum of five years, subject to bp's right to terminate in the event of our insolvency or material breach or performance failure, or if we are taken over by an entity that is a competitor of bp or that is financially weaker than we are, or that, through control of Exult, could adversely affect bp's reputation. In addition, starting in December 2002, bp may terminate the Framework Agreement or the US or UK or any other Country Agreement upon giving us 12 months' advance notice and by making termination payments designed to defray our costs and give us a specified return on our investment in the contract for the remaining term of the agreement but not to exceed two years. After December 2004, bp may terminate a Country Agreement at any time upon 12 months' advance notice without the obligation to make such termination payments. Termination of the Framework Agreement causes termination of the US and UK agreements and any other Country Agreements that are in effect at that time. We expect to rely upon bp for a significant portion of our revenue for the foreseeable future. If bp were to substantially reduce or stop the use of our services, our reputation and future revenues would be seriously impaired. Short of terminating an entire Country Agreement, bp may also terminate our rights to provide particular services in a country if we are unable to meet performance standards for those services in that country. All bp agreements terminate in December 2006 if not renewed by mutual agreement. Any termination involves a winding-down period during which we continue to be paid for providing services while transferring back to bp or to a new service provider the HR processes for which we have been responsible. Additional country agreements will contain similar termination provisions.

        BANK OF AMERICA CORPORATION

        In November 2000, we entered into a ten-year Master Services Agreement with Bank of America Corporation (NYSE: BAC) to provide human resources and certain finance and accounting services. The agreement involves services applicable to approximately 150,000 employees of Bank of America Corporation and its affiliates, primarily in the US, and is expected to result in aggregate revenue to Exult of approximately $1.1 billion over the ten-year term if we implement and perform according to our plans.

        Our contract with Bank of America covers the following processes: benefits, payroll, employee data & records management, expatriate relocation and administration, information technology & information services, policy & legal compliance administration, accounts payable, travel & expense claim processing, and asset accounting services. Each of these processes is divided into component tasks or functions and responsibility for each is allocated either to Bank of America or to us. In general we are responsible for systems and process design and implementation, routine employee communications, data gathering, processing and retrieval, management reporting, vendor management, transaction processing, and overall administration of related HR functions. Bank of America remains responsible for strategic planning, policy decisions, employee relations, certain legal compliance, and transaction initiation and approval.

        We are obligated to provide our services to Bank of America for fixed fees that are generally equal to or less than the bank's historical costs incurred in connection with the services that we are assuming. In addition, we are obligated to share with the bank any savings we achieve through management of third-party vendors providing services within the scope of the contract.

        Our transition plans call for us to assume management of all in-scope processes by the third quarter of 2001, and as of the date of this report, we are on schedule. We are also making arrangements to assume or administer Bank of America's contracts with third parties providing discrete services that constitute a part of our integrated service offering.

        Bank of America has the right to terminate the agreement in the event of our insolvency or material breach or material repeated performance failure, upon the change in control of our business. In addition, due to certain unique and established relationships, Bank of America has the right to terminate the agreement if our current CEO or our current Operations President ceases to be employed by us (other than due to nonperformance, death or disability) within one year after certain contract milestones are met. Bank of America may also terminate the agreement for convenience upon 12 months advance notice. If Bank of America terminates the agreement for convenience during years two through seven of the contract term, or terminates the agreement for change in control, they are obligated to make a specified termination payment to us. The amount of the termination payment is designed to defray certain costs, not to approximate our total revenue or profit under the agreement. Any termination involves a winding-down period during which we would continue to be paid for providing services while transferring back to Bank of America or to a new service provider the processes for which we have been responsible. We expect to rely upon Bank of America for a significant portion of our revenue for the foreseeable future. If Bank of America were to substantially reduce or stop the use of our services, our reputation and future revenues would be seriously impaired.

        In connection with this agreement, we took over Bank of America's HR processing center in Charlotte. This transaction took the form of transfer by the bank to us of a paid-up lease on approximately 96,000 square feet of office space and related assets in partial payment of indebtedness Bank of America had incurred to us in connection with its earlier purchase from us of 5 million shares of Exult Common Stock and three-year warrants to purchase an additional 5 million shares at $11 per share. We also hired approximately 600 people who had previously been employed by the bank in roles now within the scope of our responsibilities under the agreement.

        UNISYS CORPORATION

        In August 2000, we entered into a seven-year Master Services Agreement with Unisys Corporation (NYSE: UIS) to provide human resources processes and vendor management services. In November 2000, this contract was expanded to include training administration services. The agreement involves services applicable to approximately 36,000 employees of Unisys Corporation and its affiliates in the US, UK and other countries.

        Our contract with Unisys covers compensation, benefits and payroll processes; employee data management processes, including employee data & records management and information technology & information services; workforce planning processes, including resourcing, expatriate and domestic relocation & administration, and severance; organization and people development processes, including performance management, training and policy & legal compliance, as well as organizational and people development; and workforce services processes, including HR strategy and labor and employee relations. Each of these processes is divided into component tasks or functions and responsibility for each is allocated either to Unisys or to us. In general we are responsible for systems and process design and implementation, routine employee communications, data gathering, processing and retrieval, management reporting, vendor management, transaction processing, and overall administration of related HR functions. Unisys remains responsible for strategic planning, policy decisions, employee relations, legal compliance, and transaction initiation and approval.

        We are obligated to provide our services to Unisys for fixed fees that are generally equal to or less than the historical costs Unisys incurred in connection with the services that we are assuming. In addition, we are obligated to share with Unisys any savings we achieve through management of third-party vendors providing services within the scope of the contract.

        Our transition plans call for completion of the transition of in-scope processes to our systems and infrastructure by the end of the third quarter of 2001, and as of the date of this report, we are on schedule for completion by this date. We are also making arrangements to assume or administer Unisys's contracts with third parties providing discrete services that constitute a part of our integrated service offering.

        Unisys has the right to terminate the agreement in the event of our insolvency or material breach or repeated material performance failure, or if a designated competitor of Unisys obtains control of our business. Unisys may also terminate the agreement for convenience upon making a specified termination payment to us. The amount of the termination payment is designed to defray certain costs, not to approximate our total revenue or profit under the agreement. Any termination may involve a winding-down period during which we would continue to be paid for providing services while transferring back to Unisys or to a new service provider the processes for which we have been responsible. Unisys also has the right to remove services from the contract by "insourcing" or delegation to third parties, subject to payment to us of contract minimums. We expect our contract with Unisys to provide significant revenue to us for the foreseeable future and if Unisys were to substantially reduce or stop the use of our services, our reputation and future revenues would be seriously impaired.

        PACTIV CORPORATION

        In January 2000, we entered into a three-year agreement with Pactiv Corporation (NYSE: PTV), a leading provider of advanced packaging solutions formerly known as Tenneco Packaging. Pactiv operates approximately 85 facilities in approximately 17 countries around the world. Under this agreement, we assumed management and accountability for Pactiv's North American payroll, employee expense reimbursement, and accounts payable processes.

        TENNECO AUTOMOTIVE

        In January 2000, we entered into a three-year agreement with Tenneco Automotive (NYSE: TEN), a large international manufacturer of ride management control and exhaust systems and products with approximately 23,000 employees worldwide. Under this agreement, we assumed management and accountability for Tenneco's North American payroll, employee expense reimbursement, and accounts payable processes.

SALES AND MARKETING

        Clients make decisions about outsourcing HR at very high levels because of the strategic nature and importance of their HR processes. Therefore, our lead generation and sales efforts target senior executives of Global 500 corporations, largely through personal relationships and introductions. Due to the strategic importance of these senior executive relationships, most of our selling efforts have been conducted by members of our executive management team. We have also maintained a small staff of dedicated sales professionals whose primary role has been to assess our compatibility with potential clients and negotiate and document our contracts. We employ a team approach to business development, working with colleagues in our IT delivery, client services centers, strategy and other functional areas to identify, qualify and prioritize prospects, manage due diligence processes, negotiate contracts, and craft Exult eHR solutions for our clients.

        We have focused our marketing efforts on creating awareness of the comprehensive nature of our Exult eHR solution and establishing Exult as the leader in this new market primarily through market research, information pieces and written articles published for industry trade press, public relations activities, seminars, speaking engagements and relationships with industry analysts. The goal of these activities is to promote Exult as the leading provider of comprehensive eHR, and to publicize the advantages of integrated HR process management. Lead generation has been pursued in a more targeted manner through direct sales contacts.

COMPETITION

        We believe our primary competitors are large human resource departments within Global 500 corporations who may be averse to outsourcing. This is another key reason why we focus our sales and client relationship efforts on senior executives, including those in charge of HR. We also believe we are in competition with third parties including:

        -       the consulting divisions of the Big Five accounting firms;

        - companies that provide a selected transactional service, such as benefits administration, and aspire to provide additional services;

        - other consulting companies that perform individual projects, such as development of HR strategy and HR information systems; and

        - certain IT outsourcers that aspire to provide BPO services and may seek to add selected HR offerings.

        Historically, most of these vendors have focused upon discrete processes, but many of them are now promoting integrated process management offerings that may be viewed as competitive with ours. We do not believe any competitor currently assumes responsibility for all of the human resources processes within a Global 500 HR department to the same degree that we do, but over time we expect competitors to develop broader service capabilities that match ours.

EMPLOYEES

        As of March 20, 2001, we employed 1,280 people, including approximately 775 in our client service centers, approximately 350 in information technology and client transitions, approximately 50 in consulting and approximately 105 in sales & marketing and general and administrative roles.

RISK FACTORS

        The following risks affect our business and the prospects for investments in our Common Stock. Additional risks and uncertainties not presently known to us or that we currently believe are not important may also impair our business. Any of the following risks could adversely affect our business, financial condition or results of operations.

WE HAVE A LIMITED OPERATING HISTORY AND UNPROVEN BUSINESS MODEL.

        We entered into our first process management contract in December 1999. We have five clients under contract for our HR business process management services, and we are still implementing the largest three of our process management contracts. While we are ahead of our planned rate of client acquisition and overall transition, our business model is unproven. Our success depends on our ability to develop and implement a high quality, cost-effective services offering that is scalable across a broad client base, operate it profitably, produce satisfactory results for our clients and attract new clients. While we have met our development objectives to date and our current clients have perceived our services as beneficial, we have not been in operation long enough to judge whether we can accomplish these objectives. Accordingly, our revenue and income potential and future operating results are uncertain.

OUR SUCCESS DEPENDS LARGELY UPON OUR CONTRACTS WITH BANK OF AMERICA, BP, UNISYS AND OTHER EARLY CONTRACTS, WHICH MAY NOT YIELD THE RESULTS WE EXPECT.

        Bank of America, bp and Unisys are the first clients for which we are offering a comprehensive HR process management solution, and we anticipate revenue from each of these contracts to represent a substantial portion of our revenue through 2001 and possibly in future periods. These contracts are still relatively new and our service offering is not yet fully implemented for these clients. As such, we believe our ability to secure future clients and revenues will be largely dependent upon our ability to perform and achieve the contracted service levels and cost savings for these clients. Any of these contracts can be terminated for material breach or significant and repeated performance failures, or in certain instances for convenience upon required notice and payment of specified early termination penalties that may not cover our termination costs and are not intended to replace profits we might have earned. In addition, our contracts generally permit our clients to impose financial penalties against us for certain specified material performance failures. If any of these clients were to substantially reduce or stop using our services, or if we experience significant, repeated performance failures, our reputation and future revenues would be seriously impaired. We expect to face similar risks with other significant clients until our business model and service offering are more firmly established.

        Although our arrangement with bp contemplates that we manage their HR processes worldwide, and we have a first right to provide human resources management services to bp in each country in which they have operations, our current contract covers only the United Kingdom and the United States. bp is requesting the expansion of our services into additional countries where they operate, and we anticipate that selected processes and countries will be included later in 2001 and 2002. However, this expansion of our performance capabilities beyond the US and UK will require investment of additional resources, will be executed in stages, and may be delayed.

OUR EHR SOLUTION IS EVOLVING AND REQUIRES ONGOING DEVELOPMENT.

        We are still developing our service delivery infrastructure, and our ability to continue to deliver and expand our broad process management solution depends upon continued success in assembling and managing our own systems and capabilities and third-party vendors into an integrated and efficient delivery platform. Our clients use disparate information systems and operating methods, and transitioning their processes to our operating platforms requires significant technology and process integration, and we often must adapt or develop new systems and processes to accommodate various clients. Clients' employees may access and utilize our web-enabled eHR solution and systems through interfaces that require significant development and integration of many independent programs and complex functions, and requires ongoing revision and adaptation. If we fail to develop a client's service delivery infrastructure in accordance with the specifications and delivery milestones agreed upon, or if we are unable to complete development of scalable systems and achieve the functionality we expect, our ability to deliver our services and achieve our business objectives in general could be seriously impeded.

WE MUST ANTICIPATE AND CONFORM TO THE NEW AND EVOLVING MARKET IN WHICH WE
OPERATE.

        Our business model is based on integrated management of a variety of client HR and finance processes. Based on client reaction to date, we believe there is significant market demand for this service, but because the market is new, our ability to satisfy that demand depends upon our ability to anticipate market developments and maintain our market leadership position. If we are unable to react quickly to changes in the market, if the market fails to develop in the ways we expect, or if our services do not achieve additional market acceptance, then we are unlikely to remain the market leader or become or remain profitable.

CAPACITY CONSTRAINTS AND THE LENGTH OF OUR NEW CLIENT SALES AND INTEGRATION CYCLES WILL LIMIT OUR REVENUE GROWTH.

        We expect most of our future revenue growth in 2002 and beyond to come from new client engagements. However, because we are a new company and are still creating the components of our service offering, we plan to limit the number of additional client engagements we accept over the near term. This strategy may negatively affect our revenue growth until we have developed our solution to the point that it can be extended more rapidly across a greater number of clients.

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

        After a new client contract is signed, we typically convert the client's HR processes to our systems and infrastructure in stages. This transition period can take from six months to over one year and may involve unanticipated difficulties and delays. Our pricing model involves guaranteed reductions in the client's controllable and direct HR costs upon transition completion, and we cannot realize the full efficiencies of providing services to the client through our infrastructure until this transition is complete. Therefore, any increase in our earnings that could be expected from our agreements can be delayed for at least several months after the contract is signed, and it could take a significant amount of time for our agreements to contribute significantly to profits or cash flow. The transition of HR processes under our existing contracts with bp, Unisys, and Bank of America to our systems and infrastructure is not scheduled to be complete until various times later in 2001, and could be delayed. We attempt to negotiate long-term contracts in order to give us time to complete the transition and earn a profit, but if implementation of our service model is delayed, or if we do not meet our service commitments under any particular contract and the client terminates our engagement early as a result, we might experience no return on our substantial investment of time and resources in that client.

WE EXPECT TO INCUR SIGNIFICANT NET OPERATING LOSSES AND WE MAY NEED TO RAISE ADDITIONAL CAPITAL.

        Developing our company is expensive. In addition, acquiring new client contracts and transitioning them until they are fully implemented and reach their revenue potential requires significant capital investment. Since our formation, we have not had a profitable quarter. We incurred a net loss of $15.2 million for the year ended December 31, 1999 and a net loss $64.9 million, exclusive of a non-cash warrant charge of $29.9 million, for the year ended December 31, 2000. For the year ended December 31, 1999, we used cash of $7.6 million in operating activities and $9.6 million in investing activities. For the year ended December 31, 2000, we used cash of $60.7 million in operating activities and $23.8 million in investing activities. We expect to continue to make significant investments in the development of our eHR solution, client service centers, and service delivery technologies, the expansion of our sales, transition and service capabilities and the procurement of additional contracts, as well as the acquisition of hardware, software, furniture and fixtures needed to support these efforts. We invested approximately $24 million in these items in 2000 and we expect to purchase as much as an additional $25 million in 2001. These capitalized amounts are amortized generally over three to five years, resulting in significant depreciation and amortization expense that will reduce future profitability. Our capital investments and commensurate amortization will increase if we are able to take advantage of market opportunities and grow the Company faster than we anticipate. We may also need cash to make acquisitions and develop new service offerings and technologies. As a result, we expect to incur net losses in 2001, and we will need to generate significant revenues to achieve profitability. While we do not enter "loss leader" contracts, and although we estimate and model each of our client contracts to be individually profitable, due to our rapid growth, the expense of creating our company, and other factors described herein, we cannot be certain that we will ever operate profitably, or that we can sustain or increase profitability on a quarterly or annual basis in the future.

        Because we do not expect our operating income to cover our cash needs for some time, and because we anticipate rapid growth, we may need to raise additional funds through public or private debt or equity financings. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds, we may be unable to fund our operations.

WE MAY NOT BE ABLE TO ACHIEVE THE COST SAVINGS WE HAVE PROMISED OUR CLIENTS.

        We provide our services for fixed fees that are generally equal to or less than our clients' historical costs to provide for themselves the services we contract to deliver. As a result, our profitability will depend on our ability to provide services cost-effectively. Achieving the efficiency we need depends upon our ability to develop our process operations and our Exult eHR solution into a standardized management system that can be operated from our client service centers and extended to multiple clients with limited client-specific adaptation and modification. The actual cost reductions we are able to achieve will vary by client for a variety of reasons, including the scope of services we agree to provide, the existing state of our clients' HR departments and processes, and our ability to standardize, centralize, and simplify their processes, notwithstanding the complexity of their existing systems and potential resistance by some parts of the client organization to change. If we miscalculate the resources or time we need to perform under any of our contracts, the costs of providing our services could exceed the fees we receive from our clients, and we would lose money. We also have certain minimum service level or cost savings requirements that we must meet for "controllable" costs. If we are not able to meet these requirements, we may be obligated to issue credits to our clients against future payments to us. If we breach a contract in a material way or repeatedly fail to perform, our client can terminate the contract. In addition, with notice and payment, our clients are generally permitted to terminate their contracts with us for convenience before the end of the scheduled term. The termination payments required are substantially less than our revenue under the contracts, and may not cover our termination costs or replace profits we may have earned.

TO SUCCEED WE MUST HIRE, ASSIMILATE AND RETAIN KEY MANAGEMENT PERSONNEL AND LARGE NUMBERS OF NEW EMPLOYEES, OPEN NEW CLIENT SERVICE CENTERS, ASSIMILATE OUR CLIENTS' PERSONNEL AND SYSTEMS, AND EXPAND OUR OWN SYSTEMS AND CONTROLS.

        To achieve sustainable profitability, we must extend our service model across many client organizations and gain critical mass in the size and breadth of our operations. Our ability to achieve rapid growth depends upon the following essential elements:

        - Current markets for skilled employees are competitive, and we must be able to hire, train and retain key management personnel and large numbers of human resources specialists, web and Internet technologists and programmers, business development and process management specialists and technical and customer support personnel.

        - We currently operate three large-scale client service centers, in Charlotte, Glasgow, and the Houston area. We also manage more limited service center operations in the Los Angeles area. These centers are designed to handle our existing client demands, but we must open new client service centers in new geographic locations to handle significant additional growth in our business. We must devote substantial financial and management resources to launch and operate these centers successfully, and we may not select appropriate locations for these centers, open them in time to meet our client service commitments, or manage them profitably.

        - As we assume responsibility for the existing HR departments of our clients, we must be able to assimilate HR personnel from these clients and integrate disparate systems, procedures, controls and infrastructures.

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

        - our ability to continue to execute successfully on client contracts;

        - the length of the sales and integration cycle for our new clients;

        -       cancellations or reductions in the scope of our contracts;

        - delays in transitioning various client processes to our infrastructure;

        - our ability to develop and implement additional service offerings and technologies;

        - the introduction of comprehensive HR services by new and emerging competitors;

        -       changes in our pricing policies or those of our competitors;

        - our ability to manage costs, including personnel costs and support services costs; and

        - the timing and cost of anticipated openings or expansions of client service centers.

WE COULD EXPERIENCE DAMAGES, SERVICE INTERRUPTIONS OR FAILURES AT OUR CLIENT SERVICE CENTERS OR IN OUR COMPUTER AND TELECOMMUNICATIONS SYSTEMS.

        Our business could be interrupted by damage to or disruption of our client service centers, computer and telecommunications equipment and software systems from fire, power loss, hardware or software malfunctions, penetration by computer hackers, computer viruses, natural disasters and other causes, including "Year 2000" problems that could arise if our systems or third party systems we rely upon fail to distinguish properly between 21st century dates and 20th century dates. Our clients' businesses may be harmed by any system or equipment failure we experience. As a result of any of the foregoing, our relationship with our clients may be adversely affected, we may lose clients, our ability to attract new clients may be adversely affected and we could be exposed to liability. We cannot be certain that we will be able to route calls and other operations from an affected center to another in the event service is disrupted. In addition, in the event of widespread damage or failures at our facilities, we cannot guarantee that the disaster recovery plans we have in place will protect our business.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS.

        Our business strategy requires us to expand internationally as we broaden the geographic scope of services we deliver to our clients from US and UK operations to foreign operations and as we take on additional large, multinational clients.

We will face risks in doing business abroad that include the following:

        -       changing regulatory requirements;

        - legal uncertainty regarding foreign laws, tariffs and other trade barriers;

        -       political instability;

        - international currency issues, including fluctuations in currency exchange rates;

        -       cultural differences;

        - designing and operating web sites and other service delivery components in foreign languages; and

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

        - Our target clients may not be receptive to human resources services delivered over the Internet because of concerns over transaction security, user privacy, the reliability and quality of Internet service and other reasons. In addition, growth in Internet traffic may cause performance and reliability to decline. Interruptions in Internet service and infrastructure delays could interfere with our ability to use the Internet to support our Exult eHR service, which would impair our revenue growth and results of operations.

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

WE MUST KEEP OUR COMPUTING AND COMMUNICATIONS INFRASTRUCTURE ON PACE WITH CHANGING TECHNOLOGIES.

        Our success depends on our sophisticated computer, Internet and telecommunications systems. We have invested significantly in our technological infrastructure and anticipate that it will be necessary to continue to do so in the future to remain competitive. These technologies are evolving rapidly and are characterized by short product life cycles, which require us to anticipate technological changes and developments. Our success in delivering services cost-effectively and creating processes that are consistent with HR best practices for our clients depends, in part, upon our ability to adapt our processes to incorporate new and improved software applications, communications systems and other technologies and devices. If we fail to adapt to technological developments, our clients may experience service implementation delays or our services may become non-competitive or obsolete.

WE RELY ON THIRD-PARTY VENDORS FOR SOFTWARE AND SPECIALIZED FUNCTIONS, AND MUST FIND WAYS OF MAKING THEIR SERVICES MORE COST-EFFECTIVE.

        Our service delivery capability incorporates and relies on software owned by third parties that we license directly or use through existing license arrangements between our clients and the vendor. If these vendors change or cancel a product we are using or if these agreements are terminated or not renewed, we might have to delay or discontinue services until equivalent technology can be found, licensed and installed.

        A significant part of our revenue is attributable to services we provide to our clients by utilizing third-party vendors to provide a number of specialized services for our clients, such as benefits administration and relocation services. We select some of these vendors and assume others from relationships established by our clients before contracting with us. These vendors may act as subcontractors to us or provide services directly to our clients under our management; in either case we have responsibilities under our client contracts for their costs and services. In many cases our cost of paying these vendors is as high as our revenue attributable to their services, and the profitability of our client contracts therefore depends in part upon our ability to reduce these vendor costs through improved efficiencies and/or more favorable pricing. We plan to achieve these efficiencies and cost reductions through vendor management and consolidation, but this may involve delay as existing contracts run their course and we attempt to renegotiate with or replace these vendors. In addition, if any third-party vendors are not willing to provide their services to us at competitive rates and we are unable to provide these services ourselves or find suitable substitute providers when necessary, our operating results could be seriously harmed because we may not be able to adjust our fixed-fee contracts with our clients to offset an increase in the cost of these specialized services. If our clients are not satisfied with the services provided by these third parties, our clients may be entitled to recover penalties or to terminate their agreements with us, which could seriously harm our business.

THE MARKETS WE SERVE ARE HIGHLY COMPETITIVE AND OUR COMPETITORS MAY HAVE MUCH GREATER RESOURCES TO COMMIT TO GROWTH, NEW TECHNOLOGY AND MARKETING.

        Our current and potential competitors include in-house HR departments of large, multinational corporations, as well as other third parties that provide discrete or combined HR and IT functions, including consulting divisions of Big Five accounting firms and other consulting firms, information technology outsourcers, and transaction processors such as benefits administrators. In addition, we expect that the predicted growth of the HR outsourcing market will attract other consulting firms, transaction providers, and outsourcers and motivate competitors to assume responsibility for broad integration of HR processes.

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

        - devote greater resources to the marketing and sale of their services; and

        -       adopt more aggressive pricing policies.

        Some of our competitors may also be able or willing to provide clients with additional benefits at lower overall costs. In addition, we believe there will be future consolidation in our market, which could increase competition in ways that may be adverse to us.

WE OPERATE IN A COMPLEX REGULATORY ENVIRONMENT, AND FAILURE TO COMPLY WITH APPLICABLE LAWS AND REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

        Corporate human resources operations are subject to a number of laws and regulations, including those applicable to payroll practices, benefits administration, employment practices, and data privacy. Because our clients have employees in states across the US and in various countries around the world, we must perform our services in compliance with the legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret, may change, and may be inconsistent with our business practices. Violation of laws and regulations could subject us to fines and penalties, damage our reputation, constitute breach of our client contracts, and impair our ability to do business in various jurisdictions or according to our established processes.

        The European Commission's Directive on Data Privacy limits transfer of personal data outside the EU. In order to receive personal data about our clients' European employees and fulfill our service commitments, we have elected to comply with the Safe Harbor Principles established by the US Department of Commerce, in collaboration with the European Commission, to provide "adequate protection" for personal data about EU residents. Because we process HR data, we are required by the Safe Harbor Principles to submit to the jurisdiction of the European Union Data Protection Authorities (DPAs). Specifically, we must cooperate with the DPAs in the investigation and resolution of complaints brought under the Safe Harbor Principles by European citizens and comply with any corrective advice and remedial or compensatory measures they dictate. In addition, operation under the Safe Harbor Principles subjects us to the jurisdiction of the Federal Trade Commission. If we fail to process personal data in accordance with these principles, we could be subject to legal penalties under the Federal Trade Commission Act and foreign privacy laws. We could also lose our ability to move personal data from the EU to the United States, which would significantly impair our ability to fulfill our contractual commitments to our clients. We expect to have to comply with similar laws of other foreign jurisdictions in which we do business in the future.

WE MAY UNDERTAKE ACQUISITIONS WHICH MAY LIMIT OUR ABILITY TO MANAGE AND MAINTAIN OUR BUSINESS, MAY RESULT IN ADVERSE ACCOUNTING TREATMENT AND MAY BE DIFFICULT TO INTEGRATE INTO OUR BUSINESS.

        We expect to pursue acquisitions under appropriate circumstances. We cannot provide any assurance that we will be able to complete any acquisitions, or that any acquisitions we may complete will enhance our business. Any acquisition we do complete could subject us to a number of risks, including:

        -       diversion of our management's attention;

        - amortization of substantial goodwill and other intangible assets, adversely affecting our reported results of operations;

        - inability to integrate the acquired company and its employees into our organization effectively, and to retain key personnel of the acquired business;

        -       inability to retain the acquired company's customers; and

        - exposure to legal claims for activities of the acquired business prior to acquisition.

Client satisfaction or performance problems with an acquired business also could affect our reputation as a whole. In addition, any acquired business could significantly underperform relative to our expectations.

WE MUST PROTECT OUR INTELLECTUAL PROPERTY AND AVOID INFRINGING INTELLECTUAL PROPERTY OF OTHERS.

        We may not be able to detect or deter unauthorized use of our intellectual property. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks, service marks, trade names or proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert that we have violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so if our business expands into foreign countries, risks associated with protecting our intellectual property will increase.

OUR EXECUTIVE OFFICERS, DIRECTORS AND THEIR AFFILIATES CONTROL THE COMPANY.

        Our executive officers, directors and their respective affiliates beneficially own approximately three-quarters of our outstanding Common Stock. As a result, these stockholders, acting together, have the ability to control matters requiring stockholder approval, including the election of directors and mergers, consolidations and sales of all or substantially all of our assets. These stockholders may have interests that differ from other investors and they may approve actions that other investors vote against or reject actions that other investors have voted to approve. In addition, this concentration of ownership may also have the effect of preventing or discouraging or deferring a change in control of Exult, which, in turn, could depress the market price of our Common Stock.

OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE, AND WE COULD BE A TARGET OF SECURITIES CLASS ACTION LITIGATION.

        The price at which our Common Stock trades has fluctuated significantly and is likely to continue to be highly volatile. We are a relatively new company with no record of profits, and we utilize the internet and a technology infrastructure to deliver our services. The market prices for other companies with similar characteristics have at times increased to levels that bore no relationship to their operating performance, and at other times have declined dramatically, even without apparent changes in their business. In addition, the stock market in general has from time to time experienced significant price and volume fluctuations that have affected the market prices for companies like ours. In the past, this kind of market price volatility has often resulted in securities class action litigation against companies comparable to ours. Securities litigation could result in substantial costs and divert our management's attention and resources.

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR EXISTING INVESTORS COULD CAUSE OUR STOCK PRICE TO DECLINE.

        Of our outstanding shares, only 6.3 million have been sold publicly by the Company, and only small numbers of privately issued shares have subsequently been sold in the public markets. The vast majority of our outstanding shares are in the hands of their original purchasers. These investors may seek to sell their shares, and sales of large numbers of shares in the same time period could cause the market price for our Common Stock to decline significantly. These sales also might make it more difficult for us to sell securities in the future at a time and price that we deem appropriate.

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

ITEM 2.  PROPERTIES.

FACILITIES

        Our corporate headquarters are located in approximately 29,000 square feet of office space in Irvine, California under a lease that expires in April 2003. Our lease agreement for this facility requires monthly base rental payments of approximately $80,000. Our European headquarters are located in approximately 9,000 square feet of office space in London under a lease that expires in June 2010 and provides for monthly base rental payments of approximately GBP 36,000 per month. We also currently lease approximately 71,000 square feet of office space for our shared service center in The Woodlands, Texas under a lease that expires in March 2006 and requires monthly base rental payments of approximately $37,000; approximately 31,000 square feet of office space for our shared service center in Glasgow, Scotland under a lease that expires in March 2010 and requires quarterly base rental payments of approximately GBP 132,000; and approximately 96,000 square feet of office space for our shared service center in Charlotte, North Carolina under a lease that expires in November 2010. Under the Glasgow lease the landlord or we may terminate the lease in March 2005 with 12 months prior notice. We prepaid the rent through 2010 under the Charlotte lease as part of the consideration for our sale of stock to Bank of America Corporation. The center we operate in the Los Angeles area is currently under lease to bp. We also lease office space for our consultants in Georgia, Massachusetts, New York, the United Kingdom and Switzerland. Finally, we have small numbers of employees providing various services to Bank of America from office space in approximately 15 locations throughout the US, which we occupy under prepaid site licenses from Bank of America.

INTELLECTUAL PROPERTY

        We regard the protection of our trademarks, service marks, copyrights, trade secrets and other intellectual property rights as critical to our future success. We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in products and services. We currently have pending service mark applications in the United States for the marks EXULT, E-F&A, MYHR, "PROCESS EXCELLENCE, PROVEN RESULTS," and our logo. We have also filed service mark applications for these marks in Australia, Canada, Europe, and Switzerland. We cannot guarantee that we will be able to secure registrations of our marks domestically or in any foreign country. Our inability to register and protect marks could require us to stop using them or to share them with others, which could cause confusion in the marketplace and harm our business.

        In addition, we currently hold various Internet domain names, including www.exult.net and www.myHR.com. The acquisition and maintenance of domain names generally is regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business or into which we choose to expand. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights continues to evolve. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our intellectual property and other proprietary rights.

        We also rely on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future, if at all. As a result, we may be required to obtain substitute technology of lower quality or at greater cost, which could materially adversely affect our business, results of operations and financial condition.

        As is common with technology companies, from time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to our intellectual property or proprietary information or technologies. Any claims asserting that our products, services, intellectual property, or proprietary information infringe or may infringe proprietary rights of third parties could require significant defense expenditures and, if determined adversely to us, could seriously harm our business, results of operation and financial condition.

ITEM 3.  LEGAL PROCEEDINGS.

        From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report, either by proxy solicitation or otherwise.

EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES OF THE REGISTRANT

        Set forth below are the names, ages, positions and business backgrounds of the Company's executive officers and certain significant employees.

        JAMES C. MADDEN, V, 39, has been the Company's Chief Executive Officer and President since November 1998 and the Chairman since February 2000. Mr. Madden served as the Corporate Chief Financial Officer at MCI Systemhouse, the outsourcing unit of MCI, from June 1997 to November 1998. From June 1995 to June 1997, Mr. Madden served as the President of the US and Latin American Divisions, and from January 1994 to June 1995, he was the General Manager of MCI Systemhouse's Pacific Region. He first joined MCI Systemhouse in 1993 as Vice President and Managing Director of the Los Angeles office. Prior to joining MCI Systemhouse, Mr. Madden was a Principal at Booz-Allen & Hamilton from 1991 to 1993. Mr. Madden began his career with Andersen Consulting, where he created and led Andersen's first outsourcing practice on the west coast. Mr. Madden received his B.B.A. degree in Finance and B.A. degree in Geology from Southern Methodist University.

        KEVIN M. CAMPBELL, 41, joined Exult as Operations President on May 30, 2000. Before joining Exult, Mr. Campbell was a partner with Ernst & Young, LLP from August 1999 to May 2000, and was Director of the Products Market for its Global Operate practice for business process and information technology outsourcing. Before joining Ernst & Young, Mr. Campbell was with Andersen Consulting for 17 years, including nine years as a partner. At Andersen Consulting, he served at different times as the Global Managing Partner for business process management for the Resources Market Unit; America's managing partner for business process management for the manufacturing industry; and partner in charge of the northeast region's electronics and high-tech market. Mr. Campbell has a B.S. degree in Management from Boston College.

        STEPHEN M. UNTERBERGER, 43, has been our Executive Vice President, Development and Consulting since June 2000 and served as our Chief Operating Officer from February 1999 to June 2000. Prior to joining Exult, Mr. Unterberger served as the Vice President and Operating Executive of the US Division of MCI Systemhouse from December 1997 to February 1999, and as its Vice President, Western Region from September 1996 to December 1997. From January 1994 to September 1996, Mr. Unterberger managed large consulting and outsourcing engagements for MCI Systemhouse. From September 1988 to January 1994, Mr. Unterberger served with Price Waterhouse in its information technology management consulting practice. Mr. Unterberger has a B.A. degree in Economics from the University of Pennsylvania.

        DOUGLAS L. SHURTLEFF, 54, has been our Chief Financial Officer and Executive Vice President since joining Exult in September 1999. From March 1999 to September 1999, Mr. Shurtleff was Chief Financial Officer for National Water & Power, Inc., a business process outsourcing provider of utility billing services to the multi-family apartment industry. From June 1995 to February 1999, Mr. Shurtleff was Senior Vice President and Chief Financial Officer of USCS International, a publicly traded, business outsourcing provider of software and billing services to communications and other large transaction-based businesses. From January 1990 to June 1995, he served as the Vice President of Finance and Administration for Infonet Services Corporation, a provider of public international data communications. Mr. Shurtleff was instrumental in and oversaw the spin-off of Infonet from Computer Sciences Corporation, where he served as the Group Vice President for Finance and Administration from October 1984 to January 1990. Mr. Shurtleff is a certified public accountant and has an M.B.A. degree and a B.S. degree in Accounting from the University of Southern California.

        DUNCAN N. THOMAS, 39, joined Exult in February 2001 as our Executive Vice President, Corporate Development & Strategy. Prior to joining Exult, Mr. Thomas was the Chief Executive Officer and President of Boats Depot, Inc., an Internet distributor of marine products. From 1997 to 1999, Mr. Thomas served as the Managing Partner of Acacia Capital Partners, LLC, a private investment firm. Mr. Thomas was co-founder of the Los Angeles, California office of Bain & Co, where he served as Team Leader from 1995 to 1997. From 1992 to 1995, Mr. Thomas served as Senior Consultant at McKinsey & Co. Mr. Thomas has an M.B.A. degree from the Johnson Graduate School of Management at Cornell University and a Doctor of Veterinary Medicine degree from the University of Melbourne.

        ROBERT W. GUNN, 53, founded Gunn Partners in 1991 and has served as our Senior Vice President, Executive Client Lead since we acquired Gunn Partners in 1999. Prior to founding Gunn Partners, Mr. Gunn served as a partner at A. T. Kearney from 1981 to 1991 and launched Kearney's Administrative Practice in 1987. From 1978 to 1981, Mr. Gunn served as a consultant with William E. Hill. Mr. Gunn received an M.B.A. degree from the Wharton School of Management at the University of Pennsylvania and his A.B. degree in Political Science from Williams College.

        BRUCE W. FERGUSON, 46, joined the Company as our Senior Vice President, Chief People Officer in June 2000. Prior to joining Exult, Mr. Ferguson served as National Director of Recruiting for Ernst & Young LLP from 1998 to 2000 and as National Director of Human Resources from 1995 to 1998. Mr. Ferguson served as Director of Human Resources for Kenneth Leventhal & Company from 1990 to 1995. From 1978 to 1990, Mr. Ferguson served in various capacities at Arthur Andersen & Co., including Director of Human Resources and Director of Recruiting. Mr. Ferguson received his B.S. degree from the University of Wisconsin.

        BRIAN W. COPPLE, 40, has served as our Senior Vice President, General Counsel and Secretary since February 2000. Prior to joining Exult, Mr. Copple served as a Senior Vice President and the General Counsel for EPS Solutions Corporation, a provider of outsourced executive search, performance learning and financial services, from February 1999 to February 2000. From January 1988 to February 1999, Mr. Copple practiced corporate and securities law with Gibson, Dunn & Crutcher LLP, including as a partner for three years. Mr. Copple has a J.D. degree and an M.B.A. degree from the University of California, Los Angeles and an A.B. degree in Political Science from Stanford University.

        RICHARD JONES, 49, joined the Company's UK subsidiary, Exult Ltd, in September 2000 as its Senior Vice President of International Operations. Prior to joining the Company, Mr. Jones served as Managing Partner, Business Process Management, of the Resources Industries Global Market Unit of Andersen Consulting from 1999 to 2000 and as the Chief Operations Officer of the United Kingdom Outsourcing Business of Andersen Consulting from 1997 to 1999. From 1994 to 1997, Mr. Jones served in various roles, including Managing Director, Sales and Marketing Director, Director of Commercial Business and Director of Finance Services, for Digital Equipment Company. From 1973 to 1994, Mr. Jones held various management positions at IBM. Mr. Jones received his degree in Pure Mathematics from the University of Southampton in England.

        PETER WORK, 42, has been our Chief Technology Officer since April 1999. From 1999 until joining Exult, Mr. Work served as the Director of Strategic Technology for the Consumer Products Division of The Walt Disney Company. From 1986 to 1994, Mr. Work served in various positions with Price Waterhouse, most recently as a Senior Manager. Prior to that, Mr. Work was employed by Ramboll & Hanemann, a leading consulting company in Denmark. Mr. Work is the spouse of Rebecca Work, our Chief Information Officer. Mr. Work has a B.S. degree in Electrical Engineering from the Technical University of Denmark, a Master's degree in Operations Science from Princeton University and the Technical University of Denmark, and a Bachelor of Commerce degree in Human Resources and Strategic Planning from Copenhagen Business School.

        REBECCA L. WORK, 46, has served as our Chief Information Officer since joining Exult in 1999. Prior to joining Exult, Ms. Work served as the head of Delivery Management for the US Division of MCI Systemhouse from 1994 to 1999. Ms. Work is the spouse of Peter Work, our Chief Technology Officer and has a B.S. degree in Management Information Systems from Colorado State University.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is traded on the Nasdaq National Market under the symbol "EXLT". The following table sets forth for the quarters indicated the high and low prices as reported by Nasdaq. The quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions. The Company completed its initial public offering in June 2000.

                                               HIGH       LOW
                                              -----      -----
QUARTER ENDED:
  June 30, 2000 ........................      11.56       9.69
  September 30, 2000 ...................      19.00       7.00
  December 31, 2000 ....................      17.88       8.38

        At March 16, 2001, there were approximately 86 holders of record of the Company's Common Stock. The Company estimates the number of beneficial holders of its Common Stock to be in excess of 1,400.

        In November 2000, the Company issued to an investor 5,000,000 of unregistered shares of its Common Stock and three-year warrants to acquire an additional 5,000,000 unregistered shares of its Common Stock with an exercise price of $11.00 per share. The shares and warrants were valued at $84.9 million based upon the $11.00 per share closing price of the Company's Common Stock on the day before the transaction was consummated. The Company received $11.0 million in cash and $44.0 million in prepaid rent and intangible assets. The shares and warrants were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        Through March 16, 2001, the Company has never declared or paid any cash dividends on shares of its Common Stock. We currently intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not anticipate that we will declare or pay any cash dividends on our Common Stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under any existing indebtedness and other factors the board of directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

        The Company commenced operations in October 1998. The following selected consolidated financial data as of and for the period and years ended December 31, 1998, 1999 and 2000, has been derived from our audited consolidated financial statements and related notes. The historical results are not necessarily indicative of future results. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere herein.

                                                         OCTOBER 31,
                                                            1998
                                                         (INCEPTION)
                                                             TO              YEAR ENDED          YEAR ENDED
                                                         DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                            1998                1999                2000
                                                         ------------        -----------         -----------
                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue ........................................          $      --           $   4,857           $  66,661
Cost of revenue ................................                 --               4,498              93,195
                                                          ---------           ---------           ---------
Gross profit (loss) ............................                 --                 359             (26,534)

Expenses:
  Product development ..........................                 --                 368               6,674
  Selling, general and administrative ..........                187               9,976              28,207
  Depreciation and amortization ................                 --                 943               8,811
  Warrant charges ..............................                 --               4,547              29,900
                                                          ---------           ---------           ---------
    Total expenses .............................                187              15,834              73,592
                                                          ---------           ---------           ---------
Loss from operations ...........................               (187)            (15,475)           (100,126)
Interest income, net ...........................                  3                 263               5,306
                                                          ---------           ---------           ---------
Net loss .......................................          $    (184)          $ (15,212)          $ (94,820)
                                                          =========           =========           =========
Net loss per share:
  Basic and diluted (rounded) ..................          $ (140.48)          $   (2.20)          $   (1.74)
                                                          =========           =========           =========
Weighted average number of common shares
  outstanding, basic and diluted ...............                  1               6,906              54,491
                                                          =========           =========           =========


                                                                             DECEMBER 31,
                                                            -----------------------------------------
                                                             1998            1999              2000
                                                            ------          -------          --------
                                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and investments ...........          $  851          $39,199          $ 99,890
Working capital ..................................             813           31,957            93,185
Total assets .....................................             854           58,767           204,181
Long term obligations, net of current portion ....              --            4,304               152
Convertible preferred stock ......................           1,000           58,768                --
Total stockholders' equity .......................             816           46,110           171,429

Please refer to note 2 and note 9 of notes to consolidated financial statements for information regarding the method used to compute our basic and diluted net loss per share.

        Concurrent with the consummation of the June 2000 initial public offering of the Company's Common Stock, all outstanding shares of Series A, Series B, Series C, and Series D Preferred Stock were automatically converted into Common Stock at the rate of 900 shares of Common Stock for each share of Series A Preferred Stock, five shares of Common Stock for each share of Series B and Series C Preferred Stock, and one share of Common Stock for each share of Series D Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        Our mission is to provide comprehensive business process management solutions that enable Global 500 corporations to increase the productivity of their human capital, convert HR spending to a variable cost basis and reduce the overall cost of HR management and administration. We do this through multiple delivery vehicles:

        - our Exult eHR solution including our myHR web-enabled applications;

        -       shared client service centers; and

        - best practices expertise and expert process consulting capabilities.

        These vehicles enable us to provide scalable, web-based service delivery capabilities across many HR business processes. myHR includes our web-based functional applications and browser system through which our clients' personnel can access their HR information systems and navigate through those systems to find information and process transactions. Our shared client service centers handle our clients' HR transaction and contact center requirements from a leveragable multi-client platform, and our best practices and process consulting expertise enables us to improve efficiency and effectiveness through process improvement. We deploy these capabilities to handle the transactional and administrative elements of our clients' HR processes, freeing our clients' HR departments to add value through focus on strategy and policy matters that are important to their businesses. In addition, we also manage certain finance and administration processes, including disbursements and reconciliations, that have historically been integrated with various HR functions at our clients. These additional services are intended to streamline clients' back office transaction processing. As of December 31, 2000, we have five HR business process management clients, three of which also receive certain finance and administration process management services from us.

        Our Exult eHR solution incorporates the services of third-party vendors in two important ways. First, our process management contracts may include as "in scope" certain services being provided to the client by third parties. At the time we become responsible for a client's HR organization, we generally assume responsibility for administration of these vendors, either by novation of their contracts to us or through management arrangements. Depending upon a number of factors, including the type of services involved, terms of the vendors' contract, and client preferences, over time we may retain the vendor as a service provider to the client within the scope of our contract and under our management, replace the vendor with a new third-party provider under our management, or take over provision of the services ourselves. In addition to management of third-party vendors who had preexisting relationships with our clients, we also utilize selected third parties to complement our integrated service offering with specialized HR services that can be more effectively and efficiently handled by third-party vendors and subcontractors than by internal resources.

        We commenced operations in October 1998 as BPO-US, Inc. and changed our name to Exult, Inc. in August 1999. From our inception through November 1999, our activities primarily related to the pursuit of our initial contracts and the development of the infrastructure to support comprehensive eHR process management. In November 1999, we acquired the business of Gunn Partners, Inc., a business process improvement consulting company with operations in the United States and Europe. Gunn Partners has been consulting with Global 500 corporations since 1991 on administrative staff functions such as human resources and finance and accounting, as well as procurement, information technology, and customer service. Gunn Partners generates revenue through its own consulting activities, provides strategic assistance in structuring our client relationships, assists in cross-marketing, and provides us with a service offering for potential clients that are not yet ready for our full eHR solution.

        In December 1999, we entered into a seven-year Framework Agreement with BP Amoco p.l.c. to create a comprehensive eHR services organization and provide a broad range of human resources management services to bp and its affiliates. In January 2000, we entered into a three-year agreement with Pactiv Corporation, formerly known as Tenneco Packaging, under which we assumed management and accountability for Pactiv's North American payroll and accounts payable processes. In January 2000, we entered into a three-year agreement with Tenneco Automotive under which we assumed management and accountability for Tenneco's North American payroll and accounts payable processes. In August 2000, we entered into a seven-year Master Services Agreement with Unisys Corporation to provide human resources processes and vendor management services. In November 2000, this contract was expanded to include training administration services. In November 2000, we entered into a ten-year Master Services Agreement with Bank of America Corporation to provide human resources and accounts payable services. (See Part I. Item 1. Business. Business Process Management Clients for a more detailed description of these business process management agreements.)

        We expect our primary source of revenue for the near future to be the fees we earn for providing our eHR process management services under long-term contracts. We recognize revenue under these contracts as the services are rendered. A secondary source of revenue is the consulting services performed by Gunn Partners. We recognize revenue for these services over the period in which services are performed as information or feedback is provided to the client. As part of our eHR solution, we manage our clients' relationships with third party vendors. In most cases, we expect to become responsible for the vendor contracts and we will include in revenue all charges that we collect from our clients. We will pay the costs of these services to the third-party vendors, and such costs will be included in our cost of revenue. Revenue from consulting and related services is net of reimbursable expenses.

        To date, we have typically generated leads for potential eHR process management clients through our management, existing consulting relationships, board of directors, third-party consultants, contact with key executives at companies within the Global 500 or direct communication from such companies after reading articles, press releases or visiting our web site. After initial discussions with and qualification of the potential client, we typically enter into a letter of intent with the client which establishes a framework for due diligence and contract negotiations. Our letter of intent may provide for reimbursement of some or all of our direct and indirect costs incurred during this process if a contract is not signed. To the extent such costs are guaranteed by the letter of intent, reimbursements of costs will be included in revenue. To the extent reimbursements are not guaranteed, such amounts will be expensed as incurred and will be included in revenue once invoiced and collection is reasonably assured.

        We incurred a net loss in 1999 and 2000 and expect to incur a net loss in 2001 and potentially in future years. In the next two years, we anticipate making large expenditures to build additional client service centers, to expand our sales and marketing capabilities, and to fund the development and expansion of our technology and general operating infrastructures. To the extent that revenue does not increase at a rate commensurate with our increasing costs and expenditures, our future operating results and liquidity could be materially and adversely affected.

RESULTS OF OPERATIONS

        In view of the rapidly evolving nature of our business and our limited operating history, we believe that period to period comparisons of our operating results, including our revenue, gross profit (loss) and expenses as a percentage of revenue, should not be relied upon as an indication of our future performance. The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicated:

                                                     YEAR ENDED        YEAR ENDED
                                                     DECEMBER 31,      DECEMBER 31,
                                                        1999              2000
                                                     -----------       -----------
Revenue .....................................           100.0%            100.0%
Cost of revenue .............................            92.6             139.8
                                                       ------            ------
Gross profit (loss) .........................             7.4             (39.8)
                                                       ------            ------
Expenses:
  Product development .......................             7.6              10.0
  Selling, general and administrative .......           205.4              42.3
  Depreciation and amortization .............            19.4              13.2
  Warrant charges ...........................            93.6              44.9
                                                       ------            ------
     Total expenses .........................           326.0             110.4
                                                       ------            ------
Loss from operations ........................          (318.6)           (150.2)
Interest income, net ........................             5.4               8.0
                                                       ------            ------
Net loss ....................................          (313.2)%          (142.2)%
                                                       ======            ======

        Our primary activities in the first quarter of 1999 and the period Exult existed in 1998 were organization and planning. During this time, we generated no revenue and only minimal interest income. We hired a few employees and incurred associated selling, general and administrative expenditures.

YEARS ENDED DECEMBER 31, 1999 AND 2000

        Our primary activities during 1999 were organization, planning and certain work performed for our first business process management client prior to entering into the related long-term contract. We did not generate any outsourcing process revenues from long-term contracts during 1999. At December 31, 1999, we had approximately 75 employees. As of December 31, 2000, we have five business process management clients and approximately 634 employees. Due to the early stage of our business during 1999, our operating results for this period do not bear significant relationship to our operating results for the year ended December 31, 2000.

REVENUE

        Revenue for the years ended December 31, 1999 and 2000, was $4.9 million and $66.7 million, respectively. The 1999 amount primarily consisted of approximately $4.1 million billed to our first business process management client, BP Amoco, for work performed before we entered into a long-term contract with this client in December 1999. The balance of our 1999 revenue primarily consisted of consulting revenue generated from various clients. The 2000 amount consisted of $54.9 million of contract revenue derived from four business process management clients and $11.8 million of consulting and related revenue from various clients.

COST OF REVENUE

        Our cost of revenue for the years ended December 31, 1999 and 2000, was $4.5 million and $93.2 million, respectively, and our gross margin (loss) for the same periods was 7.4 percent and (39.8) percent as a percentage of revenue, respectively. Cost of revenue consists primarily of expenses associated with the third-party vendors whom we manage for our clients, compensation and benefits of employees directly involved in providing our services, computer and communications equipment costs and services, and facilities. We expect to incur a net loss in 2001 and may have negative gross profit for that period depending upon our rate of growth and commensurate expenditures.

PRODUCT DEVELOPMENT EXPENSE

        Product development expense for the years ended December 31, 1999 and 2000, was $368,000, or 7.6 percent as a percentage of revenue, and $6.7 million, or 10.0 percent as a percentage of revenue, respectively. Product development expense consists primarily of third-party costs, salaries, bonuses and benefits of employees directly associated with the development of our portal and Internet software and capabilities, and the performance of research and benchmarking of HR best practices that are not part of a specific engagement. We did not capitalize any costs in 1999 for internally developed software for research and benchmarking and in the 2000 period such capitalized amounts were immaterial. We increased our overall spending for product development throughout 2000 and plan to continue to spend at least the same dollar amount in future years. We cannot be certain that our product development efforts will provide us with the desired results or will be economically feasible.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        For the years ended December 31, 1999 and 2000, selling, general and administrative expense was $10.0 million, or 205.4% as a percentage of revenue, and $28.2 million, or 42.3% as a percentage of revenue, respectively. Selling, general and administrative expense generally consists of salaries, bonuses and benefits for employees engaged in marketing, promoting and selling our services, and for management and administrative personnel. Selling, general and administrative expense also includes third-party consulting and marketing expenditures, as well as facilities and office costs, and legal, accounting and recruiting fees and expenses.

DEPRECIATION AND AMORTIZATION EXPENSE

        Depreciation and amortization expense for the years ended December 31, 1999 and 2000, was $943,000 and $8.8 million, respectively. The 1999 amount included amortization of intangibles associated with the November 1999 acquisition of certain assets of Gunn Partners of $357,000 and amortization of deferred compensation of $479,000. Similarly, the 2000 amount included $4.2 million of intangibles amortization associated with the Gunn Partners acquisition and $1.2 million of deferred compensation amortization. The balance of depreciation and amortization expense for each period arose from property and equipment depreciation and amortization.

WARRANT CHARGES

        Warrant charges were $4.5 million and $29.9 million for the years ended December 31, 1999 and 2000, respectively. The 1999 amount included a $3.3 million charge for warrants issued in connection with a business process management contract and a $1.2 million charge for warrants issued in exchange for consulting and recruiting services. The 2000 amount consisted of a charge for warrants issued in connection with the sale of Common Stock.

INTEREST INCOME, NET

        Interest income, net for the year ended December 31, 1999 was approximately $263,000, which consisted primarily of interest income of $334,000 generated from short-term investments raised from private equity placements, offset in part by interest associated with the Gunn Partners acquisition debt and certain capitalized leases. Interest income, net for the year ended December 31, 2000 was $5.3 million, which consisted primarily of interest income of $6.7 million generated from short-term investments, offset in part by interest expense of $1.4 million associated with the Gunn Partners acquisition debt and certain capitalized leases.

INCOME TAXES

        We incurred losses in 1999 and 2000, resulting in federal and state net operating loss carryforwards which expire beginning in 2020 and 2008, respectively.

NET LOSS

        The foregoing resulted in a net loss for the years ended December 31, 1999 and 2000 of $15.2 million, or $2.20 per basic and diluted share, and $94.8 million, or $1.74 per basic and diluted share, respectively. Excluding warrant charges of $4.5 million and $29.9 million for the years ended December 31, 1999 and 2000, and reflecting the conversion of all of the outstanding shares of the Company's Preferred Stock during 1999 and 2000, the net losses would have been $10.7 million, or $0.14 per share, and $64.9 million, or $0.81 per share, respectively. We expect to continue to incur net losses for at least the year 2001.

YEAR ENDED DECEMBER 31, 1998

        We were formed in October 1998, and did not enter into our first process management contract until December 1999. During 1998, we hired our Chief Executive Officer and one other employee. Selling, general and administrative expense for 1998 consisted primarily of the salary and benefits for these two employees. Due to the early stage of our company during the year ended December 31, 1998, our operating results for this period do not bear any significant relationship to our operating results for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception in October 1998, we have financed our operations primarily with equity contributions including private placements of approximately $1.0 million in 1998, $55.1 million in 1999, and $161.3 million in 2000; the net proceeds from our initial public offering of $56.7 million in June 2000; and, to a lesser extent, by cash generated from our business and the exercise of stock options and warrants. The 2000 amount of $161.3 million included $29.9 million from a warrant issued in connection with the sale of Common Stock and $44.0 million from Common Stock issued for prepaid rent and an intangible asset in connection with one of our business process management contracts. The intangible asset is being amortized as a reduction of revenue over the life of the contract.

        Net cash used in operating activities was $7.6 million in the year ended December 31, 1999 and $60.7 million for the year ended December 31, 2000. We obtained our first three process management contracts in December 1999 and January 2000 and began generating revenue therefrom during the first quarter of 2000. We also completed our acquisition of Gunn Partners in November 1999. Thus during 1999, operating cash was used primarily for sales and marketing activities, third-party consulting fees in support of our pursuit of business and the development of corporate infrastructure. We made additional operating cash expenditures of this nature during 2000. We also expended operating cash during the 2000 period in support of revenue generated by the process management contracts and the Gunn Partners business and to fund the transfer and transformation costs associated with these new process management contracts. Cash used in investing activities was $9.6 million in 1999 and $23.8 million in 2000. Approximately $4.4 million in 1999 and $23.8 million in 2000, was spent to purchase computer and related equipment and office furnishings and in addition, in the 2000 period, to construct and expand our client service centers and our internal systems. Included in the 1999 amount is $3.5 million spent to purchase assets used internally by a client and now used to support that client as well as other clients. In 1999, we also spent $5.0 million in cash and incurred $10.0 million of debt in connection with our acquisition of most of the assets of Gunn Partners. The aggregate purchase price was allocated to costs incurred in connection with assembling a work force, Gunn Partners' client list, the name "Gunn Partners", the non-compete covenant, the research database and an immaterial amount of equipment which were assigned lives ranging from one to five years.

        We expect to generate negative operating cash flow for the foreseeable future as we continue to incur losses from operations. We expect to increase our investments in property and equipment to support the expansion and renovation of our facilities, including our existing client service centers, and to purchase related computer and other equipment necessary to support our client contracts and growth. We expect to spend at least $25 million in 2001 on capital expenditures, which will be amortized over three to five years, and at least $6 million to $8 million in 2001 for product development. In addition, from time to time in the ordinary course of business, we evaluate potential acquisitions of related businesses, assets, services and technologies. Such acquisitions, if completed, may require significant cash expenditures.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. We adopted SOP 98-1 on January 1, 1999. The adoption of SOP 98-1 did not have a material effect on our consolidated financial position or results of operations.

        In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. We adopted SOP 98-5 on January 1, 1999, which requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 did not have a material effect on our consolidated financial position or results of operations.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss) depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction involved. We do not expect that adoption of SFAS No. 133 will have a material impact on our consolidated financial position or results of operations as we do not currently hold any derivative financial instruments.

        On December 3, 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. While SAB No. 101 provides a framework by which to recognize revenue in the financial statements, the Company believes that adherence to this SAB will not have a material impact on the Company's financial statements.

        In March 2000, the Financial Accounting Standards Board issued Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25. FIN No. 44 clarifies (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN No. 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. Such effects are considered by management to be immaterial to the Company's financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Financial Statements of the Company identified in the Index to Financial Statements appearing under "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form-8K" of this report are incorporated herein by reference to Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Except for certain information concerning the Company's executive officers which is included under the caption "Executive Officers and Certain Significant Employees of the Registrant" following Part I, Item 4 of this report, the information required under this Item is included in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders under the caption "Directors and Executive Officers," which will be filed with the Securities and Exchange Commission no later than April 30, 2001, and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

        The information required under this Item is included in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders under the caption "Directors and Executive Officers," which will be filed with the Securities and Exchange Commission no later than April 30, 2001, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required under this Item is included in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders under the caption "Directors and Executive Officers," which will be filed with the Securities and Exchange Commission no later than April 30, 2001, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required under this Item is included in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders under the caption "Directors and Executive Officers," which will be filed with the Securities and Exchange Commission no later than April 30, 2001, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     The following documents are filed as part of this report:

        1.  Index to financial statements

                                                                       PAGE
                                                                       ----
  Report of Independent Public Accountants.........................    F-2
  Consolidated Balance Sheets......................................    F-3
  Consolidated Statements of Operations............................    F-4
  Consolidated Statements of Stockholders' Equity..................    F-5
  Consolidated Statements of Cash Flows............................    F-6
  Notes to Consolidated Financial Statements.......................    F-7

        2.  Financial statement schedules

                                                                PAGE
                                                          ----------------
Report of Independent Public Accountants on
  Supplemental Schedule.................................. See Exhibit 99.1

Supplemental Schedule Schedule II Valuation and
  Qualifying Accounts.................................... See Exhibit 99.2


        3.  Exhibits.

        See Item (c) below.

(b)     Reports on Form 8-K.

        None

(c)     Exhibits

     2.1(1) Asset Purchase Agreement by and among Exult, Inc., Gunn Partners, Inc., the shareholders of Gunn Partners, Inc. and Michael Gibson dated as of November 22, 1999.

     2.2(1) Asset Purchase Agreement dated as of December 20, 1999 among Pactiv Corporation, Pactiv Business Services, Inc. and Exult, Inc.

     3.1(1) Fourth Amended and Restated Certificate of Incorporation of Exult, Inc.

     3.2(1)         Amended and Restated Bylaws of Exult, Inc.

     4.1(1) See Exhibits 3.1 and 3.2 for provisions of the Exult, Inc.'s Certificate of Incorporation and Bylaws defining the rights of holders of Exult, Inc.'s Common Stock.

     4.2(1)         Specimen Common Stock certificate.

    10.1.1(1)*      Registrant's 1999 Stock Option/Stock Issuance Plan.

    10.1.2(1)*      Form of Notice of Grant of Stock Option.

    10.1.3(1)*      Form of Stock Option Agreement.

    10.1.4(1)*      Form of Addendum to Stock Option Agreement.

    10.1.5(1)*      Form of Stock Purchase Agreement.

    10.1.6(1)*      Form of Addendum to Stock Purchase Agreement.

    10.1.7(1)*      Form of Stock Issuance Agreement.

    10.1.8(1)*      Form of Addendum to Stock Issuance Agreement.

    10.2.1(1)*      Registrant's 1999 Special Executive Stock Option/Stock
                    Issuance Plan.

    10.2.2(1)*      Form of Notice of Grant of Stock Option.

    10.2.3(1)*      Form of Stock Option Agreement.

    10.2.4(1)*      Form of Addendum to Stock Option Agreement.

    10.2.5(1)*      Form of Stock Purchase Agreement.

    10.2.6(1)*      Form of Addendum to Stock Purchase Agreement.

    10.2.7(1)*      Form of Stock Issuance Agreement.

    10.2.8(1)*      Form of Addendum to Stock Issuance Agreement.

    10.3(1)*        Form of Directors' and Officers' Indemnification Agreement.

    10.4(1)* Founder Stock Purchase Agreement by and among BPO-US, Inc., James Madden and General Atlantic Partners, LLC dated April 1, 1999.

    10.5.1(1)*      Amended and Restated Registration Rights Agreement among
                    Exult, Inc. and the Stockholders identified therein dated
                    December 23, 1999.

    10.5.2(1)*      Amendment No. 1 to Amended and Restated Registration Rights
                    Agreement among Exult and the Stockholders identified therein dated February 10, 2000.

    10.6.1(1)       Office Space Lease between The Irvine Company and BPO-US,
                    Inc. dated June 28, 1999.

    10.6.2(1)       First Amendment to Office Space Lease between The Irvine
                    Company and Exult, Inc. dated February 29, 2000

    10.7.1(1)       Lease Agreement Venture Technology Center VI Building, The
                    Woodlands, Montgomery County, Texas between The Woodlands
                    Corporation and Tenneco Business Services, Inc. dated August
                    15, 1995.

    10.7.2(1)       Assignment and Assumption of Lease between Pactiv Business
                    Services, Inc. (formerly known as Tenneco Business services,
                    Inc.) and Exult, Inc. dated January 1, 2000.

    10.8(1)@ Framework Agreement dated December 7, 1999 by and between the Company and BP Amoco, p.l.c.

    10.9(1)@ US Country Agreement dated December 7, 1999 by and between the Company and BP America, Inc.

    10.10(1)@       UK Country Agreement dated December 7, 1999 by and between
                    Exult Limited and BP International Limited.

    10.16(1)*       Registrant's 2000 Employee Stock Purchase Plan.

    10.17(1) Lease among Scottish Mutual Assurance p.l.c. and Exult Limited and Exult, Inc.

    10.18(1)        Registrant's 2000 Equity Incentive Plan.

    10.19(1)*       Loan Agreement dated May 30, 2000 by and between Exult,
                    Inc. and Kevin Campbell

    10.20(2)@@      Master Services Agreement by and between Exult, Inc. and
                    Unisys Corporation dated August 28, 2000.

    10.21* Employment Agreement, Severance Agreement, and Stock Option Addendum for James C. Madden, V.

    10.22* Employment Agreement, Severance Agreement, and Stock Option Addendum for Stephen M. Unterberger.

    10.23* Employment Agreement, Severance Agreement, and Stock Option Addendum for Kevin M. Campbell.

    10.24* Employment Agreement, Severance Agreement, and Stock Option Addendum for Douglas L. Shurtleff.

    10.25* Employment Agreement, Severance Agreement, and Stock Option Addendum for Robert W. Gunn.

    10.26 Office Lease between Temple Property Holdings Limited and Exult Limited dated June 13, 2000.

    10.27 Unit Purchase Agreement between Exult, Inc. and Bank of America Corporation dated October 12, 2000.

    10.28           Common Stock Warrant Issued to Bank of America October 12,
                    2000.

    10.29@@ Master Services Agreement between Exult, Inc. and Bank of America Corporation dated November 21, 2000.

    10.30@@ Office Space Lease between Bank of America, National Association and Exult, Inc. dated November 21, 2000.

    21.1(1)         Subsidiaries of Exult, Inc.

    23.1            Consent of Independent Public Accountants

    99.1            Report of Independent Public Accountants on Supplemental
                    Schedule

    99.2            Supplemental Schedule - Schedule II - Valuation and
                    Qualifying Accounts

-----------
(1) Previously filed with the Registrant's Registration Statement on Form S-1, Registration Number 333-31754, and incorporated herein by reference.

(2) Previously filed with the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

@ Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

@@ Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

* This exhibit is a management contract or a compensatory plan or arrangement.

(d)     See item (a)(2) above.

       INFORMATION REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

        This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. When used in this report, the words "may," "will," "should," "predict," "continue," "plans," "expects," "anticipates," "estimates," "intends" and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this report concerning, among other things, our goals and strategies, the anticipated scope and result of our business operations, and our ability to:

        -       complete development of our service delivery infrastructure;

        -       obtain new comprehensive process management contracts;

        - successfully implement our comprehensive Exult eHR solutions for our existing clients and scale our service offering across a broad client base;

        -       establish new client service centers;

        - increase revenue, control expenditures, recognize economies of scale and achieve profitability; and

        - expand our sales and marketing capabilities and our technology and general operating infrastructure.

        These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Exult has not yet proven its business model and must invest substantial resources to build its service capabilities. It is not certain that eHR will perform as anticipated. The market in which Exult operates is competitive and other service providers may be more effective at selling or delivering human resources process management services. These and other risks and uncertainties are described in this report under the heading "Risk Factors" and in other filings made from time to time by Exult with the Securities and Exchange Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

        This report contains estimates of market size and growth related to the human resources business process outsourcing market, the use of the Internet, the Global 500 and other industry data. These estimates have been included in studies published by Dataquest, a division of GartnerGroup, International Data Corporation, The Hunter Group and Fortune Magazine. These estimates contain certain assumptions regarding current and future events, trends and activities. Although we believe that these estimates are generally indicative of the matters reflected in those studies, these estimates are inherently imprecise, and we caution you to read these estimates in conjunction with the rest of the disclosure in this report, particularly the "Risk Factors" section.

                                ----------------

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EXULT, INC.
                                            (REGISTRANT)


Date: March 29, 2001                        By: /s/ JAMES C. MADDEN, V
                                                --------------------------------
                                                    James C. Madden, V
                                                    Chief Executive Officer and
                                                    President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                    TITLE                          DATE
         ---------                                    -----                          ----
/s/ JAMES C. MADDEN, V                         Chief Executive Officer,          March 29, 2001
----------------------------------------       President and
    James C. Madden, V                         Chairman of the Board
                                               (principal executive officer)


/s/ DOUGLAS L. SHURTLEFF                       Chief Financial Officer           March 29, 2001
----------------------------------------       (principal financial and
    Douglas L. Shurtleff                       accounting officer)


/s/ J. MICHAEL CLINE                           Director                          March 29, 2001
----------------------------------------
    J. Michael Cline


/s/ STEVEN A. DENNING                          Director                          March 29, 2001
----------------------------------------
    Steven A. Denning


/s/ MARK DZIALGA                               Director                          March 29, 2001
----------------------------------------
    Mark Dzialga


/s/ MICHAEL MILES                              Director                          March 29, 2001
----------------------------------------
    Michael Miles


/s/ THOMAS NEFF                                Director                          March 29, 2001
----------------------------------------
    Thomas Neff


/s/ JOHN R. OLTMAN                             Director                          March 29, 2001
----------------------------------------
    John R. Oltman


/s/ A. MICHAEL SPENCE                          Director                          March 29, 2001
----------------------------------------
    A. Michael Spence

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    PAGE
                                                                    ----
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Public Accountants.........................    F-2
Consolidated Balance Sheets......................................    F-3
Consolidated Statements of Operations............................    F-4
Consolidated Statements of Stockholders' Equity..................    F-5
Consolidated Statements of Cash Flows............................    F-6
Notes to Consolidated Financial Statements.......................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the stockholders of Exult, Inc.:

        We have audited the accompanying consolidated balance sheets of Exult, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from October 29, 1998 (Inception) to December 31, 1998, and for the years ended December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exult, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the period from October 29, 1998 (Inception) to December 31, 1998, and for the years ended December 31, 1999 and 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Orange County, California
February 6, 2001

                                   EXULT, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (amounts in thousands except per share amounts)



                                                                    DECEMBER 31,
                                                              -----------------------
                                                                1999           2000
                                                              --------      ---------
                                     ASSETS

Current Assets:
  Cash and cash equivalents ...............................   $ 39,199      $  94,890
  Investments .............................................         --          5,000
  Accounts receivable .....................................        802         17,713
  Other receivables .......................................         22          2,418
  Prepaid expenses and other current assets ...............        287          5,764
                                                              --------      ---------
         Total Current Assets .............................     40,310        125,785
Property and equipment, net ...............................      4,440         24,945
Intangibles assets, net ...................................     13,603         36,447
Other assets ..............................................        414         17,004
                                                              --------      ---------
         Total Assets .....................................   $ 58,767      $ 204,181
                                                              ========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ........................................   $  1,453      $   3,475
  Accrued liabilities .....................................      2,270         24,858
  Current portion of long-term obligations ................      4,630          4,267
                                                              --------      ---------
         Total Current Liabilities ........................      8,353         32,600
                                                              --------      ---------
Long-Term Obligations, net of current portion .............      4,304            152
                                                              --------      ---------

Commitments and Contingencies

Stockholders' Equity:
  Convertible preferred stock, $0.0001 par value;
    Authorized -- 15,000 shares;
    Issued and outstanding -- 6,191 and 0 at
      December 31, 1999 and 2000, respectively,
      including additional paid-in capital ................     58,768             --
  Common stock, $0.0001 par value;
    Authorized -- 500,000 shares;
    Issued and outstanding -- 9,434 and 90,956 at
      December 31, 1999 and 2000, respectively ............          1              9
  Additional paid-in capital ..............................      5,971        284,393
  Subscriptions receivable ................................       (100)            --
  Deferred compensation ...................................     (3,134)        (2,757)
  Accumulated deficit .....................................    (15,396)      (110,216)
                                                              --------      ---------
         Total Stockholders' Equity .......................     46,110        171,429
                                                              --------      ---------
         Total Liabilities and Stockholders' Equity .......   $ 58,767      $ 204,181
                                                              ========      =========



                   The accompanying notes are an integral part
                     of these consolidated balance sheets.

                                   EXULT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share amounts)

                                           OCTOBER 29,
                                              1998
                                           (INCEPTION)
                                               TO          YEAR ENDED     YEAR ENDED
                                           DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                              1998            1999            2000
                                           -----------     -----------    ------------
Revenue .................................   $      --       $   4,857       $  66,661
Cost of revenue .........................          --           4,498          93,195
                                            ---------       ---------       ---------
Gross profit (loss) .....................          --             359         (26,534)
                                            ---------       ---------       ---------
Expenses:
  Product development ...................          --             368           6,674
  Selling, general and administrative ...         187           9,976          28,207
  Depreciation and amortization .........          --             943           8,811
  Warrant charges .......................          --           4,547          29,900
                                            ---------       ---------       ---------
     Total expenses .....................         187          15,834          73,592
                                            ---------       ---------       ---------
Loss from operations ....................        (187)        (15,475)       (100,126)
  Interest income, net ..................           3             263           5,306
                                            ---------       ---------       ---------
Net loss ................................   $    (184)      $ (15,212)      $ (94,820)
                                            =========       =========       =========

Net loss per common share:
  Basic and diluted .....................   $ (140.48)      $   (2.20)      $   (1.74)
                                            =========       =========       =========
Weighted average number of common shares
  outstanding:
  Basic and diluted .....................           1           6,906          54,491
                                            =========       =========       =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   EXULT, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (amounts in thousands)

                                                                         CONVERTIBLE                  COMMON STOCK
                                                                       PREFERRED STOCK      ----------------------------------
                                                                   ----------------------                          ADDITIONAL
                                                                               PREFERRED                             PAID-IN
                                                                    SHARES      STOCK        SHARES        PAR       CAPITAL
                                                                   --------   -----------   ---------     ------   -----------
INCEPTION, October 29, 1998
  Issuance of common stock for cash..........................            --   $        --           9     $   --   $        --
  Issuance of Series A convertible preferred stock for cash..            25         1,000          --         --            --
  Net loss...................................................            --            --          --         --            --
                                                                   --------   -----------   ---------     ------   -----------
BALANCE, December 31, 1998...................................            25         1,000           9         --            --
  Issuance of preferred stock:
    Series B.................................................         1,696         9,194          --         --            --
    Series C.................................................         4,470        45,950          --         --            --
  Issuance of common stock for cash..........................            --            --       8,856          1            38
  Issuance of common stock for services and subscription.....            --            --         307         --           200
  Common stock issued upon exercise of stock options.........            --            --         262         --           197
  Issuance of Series C preferred stock and common
    stock warrants for service contract......................            --         2,624          --         --           693
  Issuance of common stock warrants for services.............            --            --          --         --         1,230
  Deferred compensation related to the issuance
    of common stock..........................................            --            --          --         --         1,387
  Deferred compensation related to stock options granted.....            --            --          --         --         2,226
  Amortization of deferred compensation......................            --            --          --         --            --
  Net loss...................................................            --            --          --         --            --
                                                                   --------   -----------   ---------     ------   -----------
BALANCE, December 31, 1999...................................         6,191        58,768       9,434          1         5,971
  Issuance of preferred stock:
    Series C.................................................           386         3,966          --         --            --
    Series D.................................................         6,885        59,970          --         --            --
  Common stock issued upon warrant exercises.................            --            --       4,187         --         5,273
  Series C preferred stock issued upon warrant exercise......         3,339         7,192          --         --            --
  Issuance of common stock in initial public offering........            --            --       6,300          1        56,668
  Conversion of preferred stock into common stock............       (16,801)     (129,896)     65,485          7       129,889
  Issuance of common stock and common stock warrants for
    cash and assets..........................................            --            --       5,000         --        84,900
  Common stock issued upon exercise of stock options.........            --            --         514         --           436
  Common stock issued under employee stock purchase plan.....            --            --          36         --           370
  Issuance of common stock warrants for services.............            --            --          --         --            94
  Payment of subscription receivable.........................            --            --          --         --            --
  Deferred compensation related to stock options granted.....            --            --          --         --           792
  Amortization of deferred compensation......................            --            --          --         --            --
  Net loss...................................................            --            --          --         --            --
                                                                   --------   -----------   ---------     ------   -----------
BALANCE, December 31, 2000...................................            --   $        --      90,956     $    9   $   284,393
                                                                   ========   ===========   =========     ======   ===========

                                                                   DEFERRED       ACCUMULATED   SUBSCRIPTIONS   STOCKHOLDERS'
                                                                 COMPENSATION       DEFICIT      RECEIVABLE        EQUITY
                                                                 ------------    ------------   -------------   -------------
INCEPTION, October 29, 1998
  Issuance of common stock for cash..........................      $     --        $      --       $     --      $       --
  Issuance of Series A convertible preferred stock for cash..            --               --             --           1,000
  Net loss...................................................            --             (184)            --            (184)
                                                                   --------        ---------       --------      ----------
BALANCE, December 31, 1998...................................            --             (184)            --             816
  Issuance of preferred stock:
    Series B.................................................            --               --             --           9,194
    Series C.................................................            --               --             --          45,950
  Issuance of common stock for cash..........................            --               --             --              39
  Issuance of common stock for services and subscription.....            --               --           (100)            100
  Common stock issued upon exercise of stock options.........            --               --             --             197
  Issuance of Series C preferred stock and common
    stock warrants for service contract......................            --               --             --           3,317
  Issuance of common stock warrants for services.............            --               --             --           1,230
  Deferred compensation related to the issuance
    of common stock..........................................        (1,387)              --             --              --
  Deferred compensation related to stock options granted.....        (2,226)              --             --              --
  Amortization of deferred compensation......................           479               --             --             479
  Net loss...................................................            --          (15,212)            --         (15,212)
                                                                   --------        ---------       --------      ----------
BALANCE, December 31, 1999...................................        (3,134)         (15,396)          (100)         46,110
  Issuance of preferred stock:
    Series C.................................................            --               --             --           3,966
    Series D.................................................            --               --             --          59,970
  Common stock issued upon warrant exercises.................            --               --             --           5,273
  Series C preferred stock issued upon warrant exercise......            --               --             --           7,192
  Issuance of common stock in initial public offering........            --               --             --          56,669
  Conversion of preferred stock into common stock............            --               --             --              --
  Issuance of common stock and common stock warrants for
    cash and assets..........................................            --               --             --          84,900
  Common stock issued upon exercise of stock options.........            --               --             --             436
  Common stock issued under employee stock purchase plan.....            --               --             --             370
  Issuance of common stock warrants for services.............            --               --             --              94
  Payment of subscription receivable.........................            --               --            100             100
  Deferred compensation related to stock options granted.....          (792)              --             --              --
  Amortization of deferred compensation......................         1,169               --             --           1,169
  Net loss...................................................            --          (94,820)            --         (94,820)
                                                                   --------        ---------       --------      ----------
BALANCE, December 31, 2000...................................      $ (2,757)       $(110,216)      $     --      $  171,429
                                                                   ========        =========       ========      ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   EXULT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                     OCTOBER 29, 1998
                                                                      (INCEPTION) TO     YEAR ENDED      YEAR ENDED
                                                                        DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                                                           1998             1999            2000
                                                                     ----------------    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................................      $    (184)       $ (15,212)      $ (94,820)
  Adjustments to reconcile net loss to net cash
    used in operating activities --
    Depreciation and amortization .................................             --              943           8,811
    Charge for warrants and options ...............................             --            4,547          29,994
  Changes in operating assets and liabilities --
    Investments ...................................................             --               --          (5,000)
    Receivables ...................................................             --             (824)        (19,307)
    Prepaid expenses and other current assets .....................             --             (287)         (5,477)
    Other assets ..................................................             (3)            (410)            455
    Accounts payable ..............................................              4            1,449           2,022
    Accrued liabilities ...........................................             34            2,235          22,588
                                                                         ---------        ---------       ---------
        Net cash used in operating activities .....................           (149)          (7,559)        (60,734)
                                                                         ---------        ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..............................             --           (4,363)        (23,831)
  Cash paid in acquisition of intangible assets ...................             --           (5,210)             --
                                                                         ---------        ---------       ---------
        Net cash used in investing activities .....................             --           (9,573)        (23,831)
                                                                         ---------        ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock .......................          1,000           55,144          71,128
  Proceeds from issuance of common stock ..........................             --              139          73,312
  Payment of subscription receivable ..............................             --               --             100
  Exercise of stock options .......................................             --              197             436
  Payments on long-term obligations ...............................             --               --          (4,720)
                                                                         ---------        ---------       ---------
        Net cash provided by financing activities .................          1,000           55,480         140,256
                                                                         ---------        ---------       ---------
Net increase in cash and cash equivalents .........................            851           38,348          55,691
Cash and cash equivalents, beginning of period ....................             --              851          39,199
                                                                         ---------        ---------       ---------
Cash and cash equivalents, end of period ..........................      $     851        $  39,199       $  94,890
                                                                         =========        =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ......................................................      $      --        $       5       $     321
                                                                         =========        =========       =========
    Income taxes ..................................................      $      --        $       1       $      34
                                                                         =========        =========       =========
SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued on subscriptions ............................      $      --        $     100       $      --
                                                                         =========        =========       =========
  Preferred and common stock warrants issued in
    connection with a service contract ............................      $      --        $   3,317       $      --
                                                                         =========        =========       =========
  Common stock warrants issued for services .......................      $      --        $   1,230       $      94
                                                                         =========        =========       =========
  Acquisition of equipment through capital lease ..................      $      --        $     139       $      --
                                                                         =========        =========       =========
  Common stock issued for prepaid rent and intangible asset .......      $      --        $      --       $  44,000
                                                                         =========        =========       =========
  Common stock warrants issued in connection with common stock ....      $      --        $      --       $  29,900
                                                                         =========        =========       =========
DETAILS OF ACQUISITION:
  November 1999 -- Acquired intangibles and fixed
    assets of Gunn Partners, Inc.
  The following table outlines those assets and
    intangibles acquired and cash paid:
    Fair value of assets and intangibles acquired .................      $      --        $  14,005       $      --
    Less: Present value of note issued ............................             --           (8,795)             --
                                                                         ---------        ---------       ---------
    Cash paid in acquisition of intangible assets .................      $      --        $   5,210       $      --
                                                                         =========        =========       =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      DESCRIPTION OF BUSINESS

Organization

        Exult, Inc. and subsidiaries ("Exult" or the "Company") designs, implements, and manages comprehensive web-enabled human resources processes, generally under long-term contracts. In addition, the Company provides consulting services for measuring and improving the efficiency of human capital productivity and human resource, finance and accounting processes.

        Exult (formerly BPO-US, Inc.) was incorporated in the State of Delaware on October 29, 1998. The Company began marketing its services in 1999. In August 1999, the Company changed its name to Exult, Inc.

        In November 1999, the Company formed two subsidiaries, Exult Limited in the United Kingdom to establish operations in that country, and Exult Equity Partners, Inc. for the purpose of acquiring most of the assets of Gunn Partners, Inc., a consulting business (Gunn).

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RISK FACTORS

Accounting Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimated amounts.

Reclassifications

        Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform with the 2000 presentation.

Cash Equivalents

        The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity period of these investments.

Investments

        As of December 31, 2000, the Company had approximately $5,000,000 invested in certificates of deposit which bear interest at 5.87 percent and mature on January 4, 2001.

Accounts Receivable

        As of December 31, 2000, approximately $3,922,000 of unbilled receivables was included in accounts receivable. Unbilled receivables consists of net amounts generated in the course of providing services to clients which have not been billed due to the timing in which the Company prepares, records and sends bills to its clients.

Property and Equipment

        Property and equipment is stated at cost. Depreciation and amortization of property and equipment are recorded using either the double declining balance or straight-line methods over the estimated useful life of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any gain or loss is reflected in the results of operations.

        Maintenance, repairs and minor renewals are charged directly to expense as incurred. Significant additions and improvements to property and equipment are capitalized.

                                  EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


Software Development

        In accordance with Statement of Position (SOP) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company expenses all costs associated with the development or purchase of internal use software other than those incurred during the application development stage. Costs related to application development are capitalized and amortized over the estimated useful life of the software, which ranges from three to five years. The Company adopted SOP 98-1 on January 1, 1999. Prior to 1999, the Company did not engage in the development of software.

Intangibles, Net

        Intangible assets consist of the portion of the purchase price of assets acquired from a client and a business acquired in excess of the fair value of identifiable net tangible assets acquired. Amortization is computed using the straight-line method over the estimated useful lives of the assets. The intangible asset acquired from a client is being amortized as a reduction of revenue over the life of the contract.

Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company assesses the recoverability of its long-lived assets on an annual basis or whenever adverse events or changes in circumstances of business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to recover the net book value of such assets. If undiscounted cash flows are not sufficient to recover the recorded assets, an impairment is recognized to reduce the carrying value of the long-lived assets to the estimated fair value. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain of the Company's long-lived assets are assessed. As of December 31, 2000, the Company has not recognized any impairment of long-lived assets.

Revenue Recognition

        The Company recognizes revenue at the time services are performed, either on a fee-for-service basis for process management clients or per diem basis for consulting clients. Fee-for-service contracts are generally structured so that the Company receives a fee that is no greater than the client's historical cost of operating the functions assumed by the Company. After the Company has achieved a negotiated minimum cost reduction, in certain instances the Company may be required to share further savings with its clients in a negotiated gain sharing arrangement. The amount of savings to be shared with clients is determined on a periodic basis in accordance with the terms of the applicable contracts. In cases where the Company anticipates that, based upon the amount of costs incurred and estimated future costs to be incurred, amounts will be due to clients, revenue is recorded net of such amounts. If the Company miscalculates the resources or time needed to perform under these contracts or is not able to perform human resource management more cost effectively than its clients, the costs of providing services could exceed the fixed amount the Company would receive and a provision for such loss is recorded at the time such determination is made. For consulting contracts, revenue is recognized based on contracted billing rates times actual days worked.

        In the course of acquiring new clients, the Company performs significant due diligence work. In certain cases, the Company may receive a guarantee that its clients will pay or reimburse the Company for work performed in the due diligence phase whether or not a contract is consummated. The Company records these amounts as revenue and the corresponding direct costs as cost of revenue.

Concentration and Other Outsourcing Risk Factors

        During the years ended December 31, 1999 and 2000, approximately 84 percent and 67 percent, respectively, of the Company's revenue was generated from a single process management client. No other client accounted for 10 percent or more of the Company's total revenue in either year. The Company currently has a total of five process management clients. Two of the process management clients have not yet begun to generate significant revenue, including one of the Company's two largest process management clients. If any of the three largest process management clients were to substantially reduce or stop using the Company's services, future revenues would be seriously impaired. These contracts are still at early stages. As such, management believes that the Company's ability to secure future clients and revenues will be largely dependent upon managing and administering these clients' human resource

                                  EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


processes effectively and efficiently, and achieving service levels and cost savings specified in the contracts. Although these contracts are not scheduled to expire until December 2004, August 2007 and November 2010, the clients may terminate their contracts prior to those dates for significant nonperformance by the Company; for any reason after December 2002, August 2001 and November 2001, respectively, with twelve months prior written notice; or in the event there is a change in control of the Company, as defined.

        The Company has and plans to continue to enter into fixed price or relatively fixed priced process management contracts. These contracts typically are structured so that the Company receives fixed amounts that are generally equal to or less than the client's historical costs incurred in connection with the services the Company is assuming. After the Company has achieved a negotiated minimum cost reduction, in certain instances the Company may be required to share further savings with its clients in a negotiated gain sharing arrangement. If the Company miscalculates the resources or time needed to perform under these contracts or is not able to perform human resource management more cost effectively than its clients, the costs of providing services could exceed the fixed amount the Company would receive. If that occurs, the Company would lose money on the contract. The contracts also contain certain minimum service level requirements that must be met. The Company currently depends on third parties to provide a number of specialized human resource services to the clients, such as recruiting and relocation services. If the Company and its third-party vendors are not able to meet these requirements, the clients can assess penalties against the Company in accordance with the terms of the contracts. The assessment of any penalties could adversely affect future operating results.

Income Taxes

        The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rules and laws that are expected to be in effect when the differences are expected to be recovered. Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. A valuation allowance has been provided for deferred tax assets when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

Loss Per Share

        Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares have been excluded from the computations as their effect is antidilutive.

Comprehensive Income (Loss)

        As of October 29, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Components of comprehensive income (loss) include amounts that, under SFAS No. 130, are excluded from net income (loss). There were no significant differences between the Company's net loss and comprehensive loss for each of the periods presented.

Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion
(APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock Based Compensation. APB No. 25 provides that compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of stock options granted. Companies that continue to follow APB No. 25 are required to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. This method recognizes the fair value of stock options granted at the date of grant in earnings over the vesting period of the options.

Foreign Currency Translation

        The functional currency of the Company's foreign subsidiary is the local currency. Assets and liabilities of subsidiaries with international operations are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing as they occur. Translation adjustments, if material, are included in accumulated other comprehensive income (loss), a separate component of stockholders' equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which are immaterial, are included in the

                                  EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


consolidated statements of operations. The Company has not entered into any foreign currency exchange contracts or other derivative financial instruments.

Segment Information

        The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Management has determined that the Company operates in only one business segment. Prior to 2000, substantially all of the Company's revenue was derived from with the United States. For the year ended December 31, 2000, 76 percent of the Company's revenue was derived from within the United States with the balance being derived primarily from within the United Kingdom.

Recent Accounting Pronouncements

        In March 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. We adopted SOP 98-1 on January 1, 1999. The adoption of SOP 98-1 did not have a material effect on our consolidated financial position or results of operations.

        In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 was adopted by the Company on January 1, 1999, and requires costs of start-up activities and organization costs to be expensed as incurred. Adoption did not have a material effect on the Company's consolidated financial position or results of operations.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income
(loss) depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction involved. The Company does not expect that adoption of SFAS No. 133 will have a material impact on its consolidated financial position or results of operations as the Company does not currently hold any derivative financial instruments.

        On December 3, 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. While SAB No. 101 provides a framework by which to recognize revenue in the financial statements, the Company believes that adherence to this SAB will not have a material impact on the Company's financial statements.

        In March 2000, the Financial Accounting Standards Board issued Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25. FIN No. 44 clarifies (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN No. 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. Such effects are considered by management to be immaterial to the Company's financial position and results of operations.

                                  EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


3.      DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

        Accounts Receivable

        Accounts receivable consists of the following:

                                   DECEMBER 31,    DECEMBER 31,
                                      1999            2000
                                   -----------     -----------
                                        (in thousands)
Billed ........................      $   802         $13,791
Unbilled ......................           --           3,922
                                     -------         -------
                                     $   802         $17,713
                                     =======         =======

Property and Equipment

        Property and equipment consists of the following:

                                                                       DECEMBER 31,  DECEMBER 31,
                                                        USEFUL LIFE       1999          2000
                                                        -----------    -----------   -----------
                                                                            (in thousands)
Furniture and fixtures .............................      5 years        $  1,605       $ 3,323
Equipment, computers and software ..................    3 to 5 years        1,532        10,683
Leasehold improvements .............................     Lease term           992         5,063
Construction-in-progress ...........................                          418         9,401
                                                                         --------       -------
                                                                            4,547        28,470
Less: Accumulated depreciation and amortization ....                         (107)       (3,525)
                                                                         --------       -------
Property and equipment, net ........................                     $  4,440       $24,945
                                                                         ========       =======


Intangible Assets

        Intangible assets consists of the following:

                                            DECEMBER 31,   DECEMBER 31,
                                               1999           2000
                                            -----------    -----------
                                                 (in thousands)
Gross intangible assets ...............      $ 13,960       $ 41,039
Less: Accumulated amortization ........          (357)        (4,592)
                                             --------       --------
Intangible assets, net ................      $ 13,603       $ 36,447
                                             ========       ========

Other Assets

        Other assets consists of the following:

                                            DECEMBER 31,  DECEMBER 31,
                                               1999          2000
                                            -----------   -----------
                                                 (in thousands)
Prepaid rent, net of current portion .....    $    --       $15,189
Other ....................................        414         1,815
                                              -------       -------
                                              $   414       $17,004
                                              =======       =======

Accrued Liabilities

        Accrued liabilities consists of the following:

                                                 DECEMBER 31,  DECEMBER 31,
                                                    1999          2000
                                                 -----------   -----------
                                                     (in thousands)
Accrued employee compensation benefits
  and related costs .............................  $ 1,174       $ 5,929
Accrued outsourcing third-party arrangements ....       --         5,562
Bank liability ..................................       --         4,513
Other accrued liabilities .......................    1,096         8,854
                                                   -------       -------
                                                   $ 2,270       $24,858
                                                   =======       =======

                                  EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


4.      COMMITMENTS AND CONTINGENCIES

Lease Obligations

        The Company leases space in the building it uses as its international headquarters under a noncancellable operating lease agreement, which expires in April 2003, and leases space in the building it uses as its European headquarters under a noncancellable operating lease agreement, which expires in June 2010. The Company also leases space to house its processing and shared service center staffs in Charlotte, Glasgow and Houston under noncancellable operating lease agreements expiring in November 2010, March 2010 and March 2006, respectively. Under the lease agreement for the Glasgow facility, the landlord or the Company may terminate the agreement in March 2005 with 12 months prior notice. The Company also leases certain amounts of limited office space for various employees and office equipment under operating lease agreements expiring through October 2003.

        Future minimum rental commitments under all operating leases as of December 31, 2000, are as follows:

                                                     COMMITMENTS
                                                     -----------
                                                    (in thousands)
2001....................................                $ 5,355
2002....................................                  5,311
2003....................................                  4,549
2004....................................                  4,039
2005....................................                  4,039
Thereafter..............................                 14,668
                                                         ------
Future minimum lease payments...........                $37,961
                                                        =======

        Rental expense for the period from October 29, 1998 (Inception) through December 31, 1998, and for the years ended December 31, 1999 and 2000, was $6,000, $272,000, and $3,394,000, respectively.

Service Agreement

        In December 1999, the Company entered into a seven-year Framework Agreement with BP Amoco p.l.c. (BP Amoco) to create a comprehensive human resource services organization and provide a broad range of human resources management services to BP Amoco and its affiliates. The terms of the Framework Agreement required the Company to maintain a letter of credit against certain contingencies for the first four years of the contract or until certain net equity requirements are met. In connection therewith, the Company provided an irrevocable two-year letter of credit expiring in January 2001 from a financial institution in the amount of $5,000,000. In February 2000, the Company met the net equity requirements as specified in the Framework Agreement, resulting in the elimination of its obligation to provide letters of credit in connection with the agreement.

Employment Agreements

        The Company entered into employment agreements with key management personnel. These agreements provide for a defined level of compensation and additional compensation in the form of bonuses based on performance. The agreements also provide for severance benefits in the event of termination without cause or in connection with a change in control, as defined.

Bonus Plan

        During 1999, the Company adopted an annual incentive program (Incentive
Plan) for all personnel. The Incentive Plan provides bonuses based upon the achievement of various targets, both financial and non-financial, as well as the participants' contributions to the Company. The Company expensed approximately $997,000 and $1,977,000 in connection with the Incentive Plan during the years ended December 31, 1999 and 2000, respectively, approximately $597,000 and $2,477,000 of which was included in accrued liabilities as of December 31, 1999 and 2000, respectively.

                                  EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


5.      NOTE PAYABLE

        In connection with the Company's purchase of Gunn's assets, the Company issued a note payable in the amount of $10,000,000. The note is due in two equal installments of $5,000,000 each. The November 2000 payment was made as scheduled with the remaining payment due in November 2001. Interest on the note accrues at an annual rate of approximately 15 percent.

6.      STOCKHOLDERS' EQUITY

Preferred Stock

        The Company was originally authorized to issue 50,000 shares of Preferred Stock at $0.01 par value per share. On November 25, 1998, the Company filed a Certificate of the Powers, Designations, Preferences and Rights of the Series A convertible Preferred Stock, par value $0.01 per share, designating 25,000 shares of the Company's Preferred Stock as Series A convertible Preferred Stock. On April 27, 1999, December 20, 1999, and February 9, 2000, the Company amended and restated its certificate of incorporation to authorize the issuance of 5,000,000, 15,000,000, and 15,000,000 shares of Preferred Stock, respectively, at $0.0001 par value per share. At December 31, 1999, 25,000 shares were designated as Series A convertible Preferred Stock, 1,696,369 shares as Series B convertible Preferred Stock, and 5,500,000 shares as Series C convertible Preferred Stock. On February 9, 2000, the third amended and restated Certificate of Incorporation designated 7,650,533 shares as Series D convertible Preferred Stock. Concurrent with the consummation of the Company's June 2000 initial public offering, all of the outstanding shares of Preferred Stock were converted into Common Stock.

Common Stock

        The Company was originally authorized to issue 300,000 shares of Common Stock at $0.01 par value per share. On April 27, 1999, December 20, 1999, and February 9, 2000, the Company amended and restated its certificate of incorporation to authorize the issuance of 25,000,000, 40,000,000, and 500,000,000 shares of Common Stock, respectively, at $0.0001 par value per share.

        Certain preferred stockholders and common stockholders have registration rights associated with their stock.

Stock Split

        On April 26, 1999, the Board of Directors declared a 180-for-1 stock split on all Common Stock and Preferred Stock then outstanding. Further, on January 31, 2000, the Board of Directors declared a 5-for-1 split on all Common Stock then outstanding. All common share and per share data have been retroactively restated to give effect to these splits.

Capital Transactions

        On November 9, 1998, the Company issued 9,000 shares of Common Stock, par value $0.0001 for total consideration of $1.

        On November 25, 1998, the Company issued 25,000 shares of Series A convertible Preferred Stock in a private placement with institutional investors for total consideration of approximately $1,000,000. Each share of Series A convertible Preferred Stock is convertible into 900 shares of Common Stock.

        On April 1, 1999, the Company issued 8,856,000 shares of Common Stock, par value of $0.0001 per share, to a key employee for total consideration of $39,000. The Company estimated the fair value as of November 1998, when his employment and the stock purchase was negotiated, based on recent cash sales to third parties, adjusting the valuation for differences in rights associated with each class of stock. Of the 8,856,000 shares, 922,500 shares were immediately vested with the balance vesting in 43 equal monthly installments. If the holder's employment terminates for cause or voluntarily, no further shares vest. If the holder's employment terminates for any reason other than cause, including death or disability, 50 percent of all unvested shares will vest, except that all unvested shares will vest upon termination of the holder's employment by the Company without cause or by the holder with good reason in connection with a change in control, as defined. Following termination of employment, the Company has the right to repurchase any or all unvested shares at their original purchase price. Subsequent to the lapse of the Company's repurchase right, the Series A institutional investors have a right to purchase the remaining unvested shares.

                                  EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


        On April 27, 1999, the Company issued 1,696,369 shares of Series B convertible Preferred Stock in a private placement with institutional investors for total consideration of approximately $9,194,000. Each share of Series B convertible Preferred Stock was convertible into five shares of Common Stock. The Company reserved 8,481,845 shares of Common Stock for the conversion.

        On June 6, 1999, the Company issued 306,750 shares of Common Stock to a consultant in connection with services rendered valued at approximately $100,000 and for a subscription receivable of $100,000. The subscription receivable was paid during the first quarter of 2000.

        On June 6, 1999, the Company became obligated to issue warrants exercisable for 691,880 and 182,390 shares of Common Stock at an exercise price of approximately $1.08 and $2.06 per share, respectively, as consideration for consulting services performed. In connection therewith, the Company recorded expenses of $750,000 and $375,000, respectively, which was deemed to be the fair market value of the services performed. The warrants included a provision for a cashless exercise whereby shares to be issued upon exercise of the warrants could be used to pay the exercise price using the fair market value of a share of Common Stock on the date of exercise. On November 2, 2000, the warrants exercisable for 691,880 and 182,390 shares of Common Stock were exercised in full using the cashless exercise feature resulting in the net issuance of 643,617 and 158,149 shares of Common Stock, respectively,

        On July 29, 1999, and on October 12, 1999, the Company issued 70,320 and 46,875 shares of Common Stock, respectively, to a director for the exercise of non-statutory stock options for total consideration of $46,000 and $30,000, respectively. The shares are subject to repurchase under the terms of the 1999 Stock Option/Stock Issuance Plan.

        On September 22, 1999, the Company became obligated to issue warrants exercisable for 47,770 and 46,155 shares of Common Stock at an exercise price of approximately $1.57 and $0.65 per share, respectively, as consideration for consulting services performed. In connection therewith, the Company recorded expenses of $75,000 and $30,000, respectively, which was deemed to be the fair market value of the services performed. The warrant exercisable for 46,155 shares of Common Stock was exercised in full during 2000 generating net proceeds of $30,000. No portion of the warrant exercisable for 47,770 shares of Common Stock has been exercised as of December 31, 2000.

        On October 22, 1999, the Company issued 1,478,600 shares of Series C convertible Preferred Stock in a private placement with institutional investors for total consideration of approximately $15,200,000. Each share of Series C convertible Preferred Stock was convertible into five shares of Common Stock. The Company reserved 7,393,000 shares of Common Stock for the conversion.

        On November 17, 1999 the Company issued 58,364 shares of Series C convertible Preferred Stock in a private placement with institutional investors for total consideration of approximately $600,000. Each share of Series C convertible Preferred Stock was convertible into five shares of Common Stock. The Company reserved 291,820 shares of Common Stock for the conversion.

        On December 7, 1999, the Company issued a Common Stock warrant and a Series C Preferred Stock warrant to BP International Limited. The Common Stock warrant had a five-year term and was exercisable for 3,339,220 shares of Common Stock at an exercise price of $1.57 per share. The Series C Preferred Stock warrant had a one-year term and was exercisable for 667,844 shares of Series C Preferred Stock, which were convertible into 3,339,220 shares of Common Stock, at an initial exercise price of $10.28 which increased at an annual rate of 12 percent compounded daily over the term of the warrant. The value of these warrants is approximately $3,317,000 and was expensed. The value of these warrants was determined using the Black-Scholes options pricing model with the following assumptions: risk free interest rate of 5.82%; expected life of 5 years; weighted average volatility of 77.70% and weighted average dividend yield of 0.00%. On April 28, 2000, BP International Limited exercised the warrants to acquire 3,339,220 shares of Common Stock and 667,844 shares of Series C Preferred Stock for net consideration of $5,243,000 and $7,192,000, respectively.

        On December 15, 1999, the Company issued 117,195 shares of Common Stock to a director for the exercise of non-statutory stock options for total consideration of $76,000. The shares are subject to repurchase under the terms of the 1999 Stock Option/Stock Issuance Plan.

        On December 21, 1999, the Company issued 28,160 shares of Common Stock to an officer for the exercise of non-statutory stock options for total consideration of $44,000. The shares are subject to repurchase under the terms of the 1999 Stock Option/Stock Issuance Plan.

                                  EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


        On December 22, 1999, the Company issued 2,932,879 shares of Series C convertible Preferred Stock in a private placement with institutional investors for total consideration of approximately $30,150,000. Each share of Series C convertible Preferred Stock was convertible into five shares of Common Stock. The Company reserved 14,664,395 shares of Common Stock for the conversion.

        On February 7, 2000, BP International Limited, subject to the terms of a stockholders agreement which contains certain preemptive and anti-dilution provisions, exercised its right to purchase 385,805 shares of Series C Preferred Stock for total consideration of $3,966,000.

        On February 10, 2000, the Company issued 6,885,480 shares of Series D convertible Preferred Stock in a private placement with institutional investors for total consideration of approximately $59,970,000. Each share of Series D convertible Preferred Stock was convertible into one share of Common Stock.

        On June 2, 2000, the Company completed its initial public offering of its Common Stock issuing 6,000,000 shares. On July 6, 2000, Exult issued an additional 300,000 shares of Common Stock in connection with the underwriters' exercise of their over-allotment option. The Company received net consideration after the underwriting discount and offering costs of $56,669,000 for the issuance of the 6,300,000 shares at a gross offering price of $10.00 per share. Concurrent with the consummation of the initial public offering, all of the outstanding shares of the Company's Preferred Stock were converted into 65,484,786 shares of Common Stock.

        On October 12, 2000, Exult and Bank of America signed a non-binding Memorandum of Understanding providing the framework for a broad business relationship, including the provision of business process management services to Bank of America by Exult. The business relationship and process management services transaction were subject to ongoing negotiations and the Memorandum of Understanding established a 60-day time period to reach a definitive agreement. Upon executing the Memorandum of Understanding, Bank of America acquired 5,000,000 investment units, each unit consisting of one share of Exult Common Stock and a warrant to buy one additional share of Exult Common Stock. Each warrant is exercisable for three years at $11.00 per share. The purchase price for the 5,000,000 units was $55,000,000, of which $11,000,000 was paid in cash and the remainder in prepaid rent and intangible assets. In connection with the issuance of the warrants, the Company incurred a charge of $29,900,000 during the fourth quarter of 2000.

Common Stock and Stock Option Deferred Compensation

        The Company recorded aggregate deferred compensation for Common Stock and stock options issued of approximately $3,613,000 and $792,000 for the years ended December 31, 1999 and 2000, respectively. The amounts recorded represent the difference between the grant price and the deemed fair value of the Company's Common Stock at the date of grant. Deferred Common Stock and stock option compensation is amortized to expense using the straight-line method over the 48-month vesting period.

Employee Stock Purchase Plan

        In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (2000 Stock Purchase Plan). Under the 2000 Stock Purchase Plan, employees may elect to participate by contributing to the plan a portion, not in excess of 10 percent, of their after-tax pay for each pay period during the quarter. The purchase price per share of Exult Common Stock will be the lesser of the fair market value of a share of Exult Common Stock on the first day of the quarter or the fair market value of a share of Exult Common Stock on the last day of the quarter, minus a 15 percent discount. The total number of shares available for purchase under the 2000 Stock Purchase Plan may not exceed 2,000,000 shares. As of December 31, 2000, 36,191 shares have been issued under the 2000 Stock Purchase Plan generating net cash proceeds of $370,000.

7.      STOCK OPTION PLANS

1999 Stock Option/Stock Issuance Plan

        In May 1999, the Company adopted the 1999 Stock Option/Stock Issuance Plan (1999 Plan). The 1999 Plan was comprised of two separate equity programs:
(i) the Discretionary Option Grant Program, under which eligible persons could, at the discretion of the Plan administrator, be granted options to purchase shares of Common Stock, and (ii) the Stock Issuance Program under which eligible persons could, at the discretion of the Plan administrator, be issued shares of Common Stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company. Upon the expiration, termination for any reason, or cancellation of unexercised stock options, the shares of Common Stock subject thereto will again be available for issuance under the

                                  EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

terms of the 2000 Equity Incentive Plan. Upon any change in the outstanding Common Stock without the Company's receipt of consideration, appropriate adjustments shall be made to each outstanding option.

        Eligible participants in the Plan were employees, non-employee members of the board of directors of the Company, non-employee members of the board of directors of any parent or subsidiary, and consultants and other advisors who provide services to the Company, or any parent or subsidiary. The Plan is administered by the compensation committee of the Company's board of directors.

        The options were issued as incentive stock options (as defined by the Internal Revenue Code of 1986) or as nonqualified options. Options under the Plan were granted at prices not less than 85 percent of the fair market value at the date of option grant and could become exercisable in installments ranging up to 10 years from the date of grant. If the optionee is a 10 percent stockholder, the exercise price could not be less than 110 percent of the fair market value at the date of option grant. As of December 31, 1999, the non-qualified stock options and incentive stock options are immediately exercisable by the optionee. Upon exercise, and subject to Internal Revenue Service limitations for incentive stock options, the option shares are initially unvested and subject to repurchase by the Company upon termination of employment or services, at the option exercise price per share. The optionee shall acquire a vested interest in, and the Company's repurchase right shall lapse with respect to, 25 percent of the optionee's shares upon completion of one year of service from the date of grant, and the remainder vest either on an annual basis or on a monthly basis over a 36-month period measured from the first anniversary of the grant date. At December 31, 2000, there were 347,731 shares subject to repurchase.

1999 Special Executive Stock Option Plan

        On November 19, 1999, the Company adopted the Special Executive Stock Option Plan (Executive Plan). Participation in the Executive Plan was limited to officers and other highly compensated employees. The Executive Plan provided that the exercise price for all options must be at least 85 percent of the fair market of the option shares at the time of the option grant. Furthermore, no option may have a term in excess of ten years, and each option will be subject to early termination following the optionee's cessation of services with the Company. The Executive Plan also provides that the exercise price for the shares of Common Stock subject to option grants may be paid in cash or in shares of Common Stock valued at fair market value on the exercise date. Options vest over a period determined by the Company's board of directors. Since December 1999, no options have been granted under this plan.

2000 Equity Incentive Plan

        In May 2000, the Company adopted the 2000 Equity Incentive Plan (2000
Plan). The 2000 Plan is the successor program to the 1999 Plan and the Executive Plan and terminates in May 2010. The 2000 Plan provides various equity incentive programs, including discretionary option grants for employees and consultants and automatic option grants for non-employee directors. The initial number of shares available for grant under the 2000 Plan is 20,000,000 shares, which includes shares subject to outstanding awards under the 1999 Plan and the Executive Plan as of the adoption date of the 2000 Plan. The share reserve under the 2000 Plan automatically increases on the first trading day in January of each year, beginning with calendar year 2001, by an amount equal to 5 percent of the total number of shares of Exult Common Stock outstanding on the last trading day in December of the immediately prior year, but in no event will any such annual increase exceed 6,000,000 shares. Shares subject to awards that expire or are otherwise cancelled or terminated are again available for future grant. At December 31, 2000, 2,379,317 shares are available for future grant under the 2000 Plan.

        The 2000 Plan is administered by the Company's board of directors (the "Plan Administrator"). The Plan Administrator generally determines which eligible individuals receive option grants or other awards, the time or times when the awards are made, the number of shares subject to each award, the exercise price or other amount payable in connection with an award, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for each award, and the maximum term for which any award is to remain outstanding. The exercise price for any options and the issue price for shares granted pursuant to the 2000 Plan may be paid in cash, vested shares in certain circumstances, and a net-issuance basis. In addition, no participant in the 2000 Plan may be granted stock options, separately exercisable stock appreciation rights and direct stock issuances for more than 1,000,000 shares of Common Stock per calendar year.

        In certain circumstances involving an acquisition or merger of the Company, a sale of substantially all of the Company's assets, a change in more than 30 percent of the ownership of the Company, or a change in control of the Company's board of directors, all vesting of awards under the 1999 Plan, the Executive Plan and the 2000 Plan may be accelerated or extended.

                                  EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

        The following is a summary of transactions relating to the 1999 Plan, the Executive Plan and the 2000 Plan:

                                                          YEAR ENDED DECEMBER 31, 1999           YEAR ENDED DECEMBER 31, 2000
                                                         ------------------------------     --------------------------------
                                                                       WEIGHTED AVERAGE                     WEIGHTED AVERAGE
                                                            SHARES      EXERCISE PRICE        SHARES         EXERCISE PRICE
                                                         ----------    ----------------     ----------      ----------------
Options outstanding at beginning of period............           --          $  --          10,145,360           $ 0.93
  Granted.............................................   10,407,910           0.92           7,474,989            10.88
  Exercised...........................................    (262,550)           0.74           (513,867)             0.69
  Canceled............................................           --             --           (262,216)             5.01
                                                         ----------                         ----------
Options outstanding at end of the period..............   10,145,360          $0.93          16,844,266           $ 5.29
                                                         ==========          =====          ==========           ======

Options exercisable at end of period..................    5,809,270          $0.94          12,636,685           $ 3.15
                                                         ==========          =====          ==========           ======

Of the options exercisable as of December 31, 2000, 3,428,717 are vested.

        The following table shows pro forma net loss as if the fair value method had been used to account for stock-based compensation expense:

                                                 DECEMBER 31,       DECEMBER 31,
                                                    1999                2000
                                                 -----------        -----------
                                                         (in thousands)
Net loss, as reported ....................        $(15,212)          $ (94,820)
Pro forma adjustment .....................            (243)             (7,076)
                                                  --------           ---------
Pro forma net loss .......................        $(15,455)          $(101,896)
                                                  ========           =========

        The following outlines the significant assumptions used to calculate the fair value information presented utilizing the Black-Scholes approach with ratable amortization as of December 31, 1999 and 2000:

Risk-free interest rate......................................... 5.63% to 6.20%
Expected life...................................................      4.00
Expected volatility.............................................     77.70%
Expected dividends..............................................       --

8.      INCOME TAXES

        The Company did not record a tax provision at December 31, 1998, 1999 and 2000, as it had incurred only operating losses as of these dates.

        The components of the Company's net deferred income tax assets are as follows:

                                                 DECEMBER 31,       DECEMBER 31,
                                                    1999               2000
                                                 -----------        -----------
                                                        (in thousands)
Net operating loss carryforwards ..........       $  4,826           $ 28,785
Gross deferred tax assets .................          1,107              2,028
                                                  --------           --------
                                                     5,933             30,813
Less: Valuation allowance .................         (5,933)           (30,813)
                                                  --------           --------
  Net deferred tax assets .................       $     --           $     --
                                                  ========           ========

        A full valuation allowance is provided because of the uncertainty of realizing the deferred tax assets.

        At December 31, 2000, the Company had federal, state and foreign net operating loss carryforwards of approximately $53.5 million, $67.9 million and $14.5 million, respectively. The federal and state net operating loss carryforwards will begin expiring in the years 2020 and 2008, respectively. The foreign net operating loss may be carried forward indefinitely. The realization of future tax benefits from utilization of the net operating loss carryforwards may be subject to certain limitations as a result of ownership changes that have occurred and may occur in the future.

                                  EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


9.      LOSS PER SHARE

        The following is the calculation for net loss per share (rounded):

                                                    OCTOBER 29,
                                                       1998
                                                   (INCEPTION) TO        YEAR ENDED             YEAR ENDED
                                                    DECEMBER 31,         DECEMBER 31,           DECEMBER 31,
                                                        1998                 1999                   2000
                                                   --------------        ------------           ------------
Basic:
  Net loss ................................          $(184,000)          $(15,212,000)          $(94,820,000)
  Weighted average common shares ..........              1,000              6,906,000             54,491,000
                                                     ---------           ------------           ------------
  Net loss per common share (rounded) .....          $ (140.48)          $      (2.20)          $      (1.74)
                                                     =========           ============           ============
Diluted:
  Net loss ................................          $(184,000)          $(15,212,000)          $(94,820,000)
                                                     ---------           ------------           ------------
  Weighted average common shares ..........              1,000              6,906,000             54,491,000
  Stock options adjustment ................                 --                     --                     --
  Convertible preferred stock .............                 --                     --                     --
                                                     ---------           ------------           ------------
  Average common shares outstanding .......              1,000              6,906,000             54,491,000
                                                     ---------           ------------           ------------
  Net loss per common share (rounded) .....          $ (140.48)          $      (2.20)          $      (1.74)
                                                     =========           ============           ============

        At December 31, 1998, 1999 and 2000, the impact of any outstanding shares of Preferred Stock convertible into Common Stock, warrants to purchase Common Stock or Preferred Stock convertible into Common Stock, and stock options to purchase Common Stock was excluded from the respective computations of diluted net loss per common share as the effect is antidilutive.

        Concurrent with the consummation of the June 2000 initial public offering of the Company's Common Stock, all outstanding shares of Series A, Series B, Series C, and Series D Preferred Stock were automatically converted into Common Stock at the rate of 900 shares of Common Stock for each share of Series A Preferred Stock, five shares of Common Stock for each share of Series B and Series C Preferred Stock, and one share of Common Stock for each share of Series D Preferred Stock.

10.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth selected quarterly financial data for the eight quarters ended December 31, 2000.

                                                                           THREE MONTHS ENDED
                                                     --------------------------------------------------------------
                                                     MARCH 31,         JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                                       1999             1999              1999              1999
                                                     --------          -------        ------------      -----------
                                                                              (IN THOUSANDS)
Revenue ...................................          $    --           $   213          $ 2,031            $ 2,613
Gross profit ..............................               --                --               --                359
Loss from operations ......................             (516)           (2,670)          (3,745)            (8,544)
Net loss ..................................             (510)           (2,609)          (3,678)            (8,415)
Net loss per share, basic and diluted .....          $(56.66)          $ (0.29)         $ (0.40)           $ (0.90)
                                                     =======           =======          =======            =======

                                                                          THREE MONTHS ENDED
                                                    ---------------------------------------------------------------
                                                    MARCH 31,         JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
                                                      2000              2000             2000               2000
                                                    --------          --------       ------------       -----------
                                                                             (IN THOUSANDS)
Revenue ...................................         $  5,577          $  8,172         $ 20,878          $ 32,034
Gross profit ..............................             (173)           (4,221)          (9,241)          (12,899)
Loss from operations ......................          (11,694)          (15,254)         (19,115)          (54,063)
Net loss ..................................          (10,902)          (13,802)         (17,640)          (52,476)
Net loss per share, basic and diluted .....         $  (1.16)         $  (0.40)        $  (0.21)         $  (0.60)
                                                    ========          ========         ========          ========

For the three months ended December 31, 2000, excluding the $29.9 million warrant charge, loss from operations, net loss and net loss per share would have been $24,163,000, $ 22,576,000, and $0.26, respectively.

                                  EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


11.     BUSINESS ACQUISITION

        On November 22, 1999, the Company entered into an agreement to purchase all the assets and business, except for cash, accounts receivable, and unbilled work-in-progress of Gunn, for an aggregate purchase price of approximately $14,000,000. The purchase price was allocated to various intangible intellectual properties and fixed assets.

        The unaudited pro forma combined consolidated financial information, as though the acquisition had occurred on January 1, 1999, would have resulted in operating results as follows (amounts in thousands except per share data):

                                                                     YEAR ENDED
                                                                  DECEMBER 31, 1999
                                                                  -----------------
Revenue ..........................................................   $ 15,245
Net loss .........................................................    (19,090)
Basic and diluted weighted average net loss per common share .....      (0.25)

The pro forma net loss includes $4,260,000 in amortization of purchased intangibles for the year ended December 31, 1999. This unaudited pro forma combined consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations in future periods or the results that would have actually been realized.

                                 EXHIBIT INDEX

  EXHIBIT NO.       DESCRIPTION
  -----------       -----------
     2.1(1)         Asset Purchase Agreement by and among Exult, Inc., Gunn
                    Partners, Inc., the shareholders of Gunn Partners, Inc. and
                    Michael Gibson dated as of November 22, 1999.

     2.2(1)         Asset Purchase Agreement dated as of December 20, 1999 among
                    Pactiv Corporation, Pactiv Business Services, Inc. and
                    Exult, Inc.

     3.1(1)         Fourth Amended and Restated Certificate of Incorporation of
                    Exult, Inc.

     3.2(1)         Amended and Restated Bylaws of Exult, Inc.

     4.1(1)         See Exhibits 3.1 and 3.2 for provisions of the Exult, Inc.'s
                    Certificate of Incorporation and Bylaws defining the rights of holders of Exult, Inc.'s Common Stock.

     4.2(1)         Specimen Common Stock certificate.

    10.1.1(1)*      Registrant's 1999 Stock Option/Stock Issuance Plan.

    10.1.2(1)*      Form of Notice of Grant of Stock Option.

    10.1.3(1)*      Form of Stock Option Agreement.

    10.1.4(1)*      Form of Addendum to Stock Option Agreement.

    10.1.5(1)*      Form of Stock Purchase Agreement.

    10.1.6(1)*      Form of Addendum to Stock Purchase Agreement.

    10.1.7(1)*      Form of Stock Issuance Agreement.

    10.1.8(1)*      Form of Addendum to Stock Issuance Agreement.

    10.2.1(1)*      Registrant's 1999 Special Executive Stock Option/Stock
                    Issuance Plan.

    10.2.2(1)*      Form of Notice of Grant of Stock Option.

    10.2.3(1)*      Form of Stock Option Agreement.

    10.2.4(1)*      Form of Addendum to Stock Option Agreement.

    10.2.5(1)*      Form of Stock Purchase Agreement.

    10.2.6(1)*      Form of Addendum to Stock Purchase Agreement.

    10.2.7(1)*      Form of Stock Issuance Agreement.

    10.2.8(1)*      Form of Addendum to Stock Issuance Agreement.

    10.3(1)*        Form of Directors' and Officers' Indemnification Agreement.

    10.4(1)*        Founder Stock Purchase Agreement by and among BPO-US, Inc.,
                    James Madden and General Atlantic Partners, LLC dated April
                    1, 1999.

    10.5.1(1)*      Amended and Restated Registration Rights Agreement among
                    Exult, Inc. and the Stockholders identified therein dated
                    December 23, 1999.

    10.5.2(1)*      Amendment No. 1 to Amended and Restated Registration Rights
                    Agreement among Exult and the Stockholders identified
                    therein dated February 10, 2000.

    10.6.1(1)       Office Space Lease between The Irvine Company and BPO-US,
                    Inc. dated June 28, 1999.

    10.6.2(1)       First Amendment to Office Space Lease between The Irvine
                    Company and Exult, Inc. dated February 29, 2000

    10.7.1(1)       Lease Agreement Venture Technology Center VI Building, The
                    Woodlands, Montgomery County, Texas between The Woodlands
                    Corporation and Tenneco Business Services, Inc. dated August
                    15, 1995.

    10.7.2(1)       Assignment and Assumption of Lease between Pactiv Business
                    Services, Inc. (formerly known as Tenneco Business services,
                    Inc.) and Exult, Inc. dated January 1, 2000.

    10.8(1)@ Framework Agreement dated December 7, 1999 by and between the Company and BP Amoco, p.l.c.

    10.9(1)@ US Country Agreement dated December 7, 1999 by and between the Company and BP America, Inc.

    10.10(1)@       UK Country Agreement dated December 7, 1999 by and between
                    Exult Limited and BP International Limited.

    10.16(1)*       Registrant's 2000 Employee Stock Purchase Plan.

    10.17(1)        Lease among Scottish Mutual Assurance p.l.c. and Exult
                    Limited and Exult, Inc.

    10.18(1)        Registrant's 2000 Equity Incentive Plan.

    10.19(1)*       Loan Agreement dated May 30, 2000 by and between Exult,
                    Inc. and Kevin Campbell

    10.20(2)@@      Master Services Agreement by and between Exult, Inc. and
                    Unisys Corporation dated August 28, 2000.

    10.21*          Employment Agreement, Severance Agreement, and Stock Option
                    Addendum for James C. Madden, V.

    10.22*          Employment Agreement, Severance Agreement, and Stock Option
                    Addendum for Stephen M. Unterberger.

    10.23*          Employment Agreement, Severance Agreement, and Stock Option
                    Addendum for Kevin M. Campbell.

    10.24*          Employment Agreement, Severance Agreement, and Stock Option
                    Addendum for Douglas L. Shurtleff.

    10.25*          Employment Agreement, Severance Agreement, and Stock Option
                    Addendum for Robert W. Gunn.

    10.26           Office Lease between Temple Property Holdings Limited and
                    Exult Limited dated June 13, 2000.

    10.27           Unit Purchase Agreement between Exult, Inc. and Bank of
                    America Corporation dated October 12, 2000.

    10.28           Common Stock Warrant Issued to Bank of America October 12,
                    2000.

    10.29@@         Master Services Agreement between Exult, Inc. and Bank of
                    America Corporation dated November 21, 2000.

    10.30@@         Office Space Lease between Bank of America, National
                    Association and Exult, Inc. dated November 21, 2000.

    21.1(1)         Subsidiaries of Exult, Inc.

    23.1            Consent of Independent Public Accountants

    99.1            Report of Independent Public Accountants on Supplemental
                    Schedule

    99.2            Supplemental Schedule - Schedule II - Valuation and
                    Qualifying Accounts

-----------
(1) Previously filed with the Registrant's Registration Statement on Form S-1, Registration Number 333-31754, and incorporated herein by reference.

(2) Previously filed with the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

@ Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

@@ Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

* This exhibit is a management contract or a compensatory plan or arrangement.