Form 10-Q
period 2001-03-31
EXULT INC
filed 2001-05-03
CIK 1108341

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

    FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 2001
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM
                                    --------------------------------------------

    COMMISSION FILE NUMBER   0-30035
                           -----------


                                   EXULT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                     8742                   33-0831076
(STATE OR OTHER JURISDICTION OF      (PRIMARY STANDARD        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)         INDUSTRIAL           IDENTIFICATION NO.)
                                  CLASSIFICATION NUMBER)


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

YES  X     NO
    ---        ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     INDICATE THE NUMBER OF SHARES OUTSTANDING AND EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

            CLASS                              OUTSTANDING AT APRIL 20, 2001
        ------------                           -----------------------------
        COMMON STOCK                                    91,665,779


================================================================================

                         PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

                                   EXULT, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (amounts in thousands except per share amounts)

                                                       DECEMBER 31,    MARCH 31,
                                                           2000          2001
                                                       ------------    ---------
                                                                      (unaudited)
                    ASSETS
Current Assets:
  Cash and cash equivalents ........................    $  94,890      $  85,389
  Investments ......................................        5,000          2,148
  Accounts receivable ..............................       17,713         15,058
  Other receivables ................................        2,418          1,779
  Prepaid expenses and other current assets ........        5,764          6,317
                                                        ---------      ---------
         Total Current Assets ......................      125,785        110,691
Property and equipment, net ........................       24,945         27,602
Intangibles assets, net ............................       36,447         34,938
Other assets .......................................       17,004         16,440
                                                        ---------      ---------
         Total Assets ..............................    $ 204,181      $ 189,671
                                                        =========      =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable .................................    $   3,475      $   5,511
  Accrued liabilities ..............................       24,858         29,897
  Current portion of long-term obligations .........        4,419          4,388
                                                        ---------      ---------
         Total Current Liabilities .................       32,752         39,796
                                                        ---------      ---------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $0.0001 par value;
    Authorized -- 500,000 shares;
    Issued and outstanding -- 90,956 at
      December 31, 2000 and 91,606 at March 31, 2001            9              9
  Additional paid-in capital .......................      284,393        285,268
  Deferred compensation ............................       (2,757)        (2,471)
  Cumulative translation adjustments ...............           --           (408)
  Accumulated deficit ..............................     (110,216)      (132,523)
                                                        ---------      ---------
         Total Stockholders' Equity ................      171,429        149,875
                                                        ---------      ---------
         Total Liabilities and Stockholders' Equity     $ 204,181      $ 189,671
                                                        =========      =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                   EXULT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share amounts)

                                                            THREE MONTHS ENDED
                                                          -----------------------
                                                          MARCH 31,     MARCH 31,
                                                            2000          2001
                                                          --------      --------
                                                                (unaudited)
Revenue .............................................     $  5,577      $ 43,464
Cost of revenue .....................................        5,750        54,855
                                                          --------      --------
Gross loss ..........................................         (173)      (11,391)
                                                          --------      --------
Expenses:
  Product development ...............................          804         2,169
  Selling, general and administrative ...............        9,030         6,262
  Depreciation and amortization .....................        1,687         3,562
                                                          --------      --------
     Total expenses .................................       11,521        11,993
                                                          --------      --------
Loss from operations ................................      (11,694)      (23,384)
  Interest income, net ..............................          792         1,077
                                                          --------      --------
Net loss ............................................     $(10,902)     $(22,307)
                                                          ========      ========

Net loss per common share:
  Basic and diluted .................................     $  (1.16)     $  (0.24)
                                                          ========      ========
Weighted average number of common shares outstanding:
    Basic and diluted ...............................        9,434        91,186
                                                          ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EXULT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                        THREE MONTHS ENDED
                                                      -----------------------
                                                      MARCH 31,     MARCH 31,
                                                        2000          2001
                                                      --------      --------
                                                            (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ......................................     $(10,902)     $(22,307)
  Adjustments to reconcile net loss to net cash
    used in operating activities --
      Depreciation and amortization .............        1,687         4,019
  Changes in operating assets and liabilities --
    Investments .................................       (5,000)        2,852
    Receivables .................................       (2,608)        3,294
    Prepaid expenses and other current assets ...         (860)         (553)
    Other assets ................................         (305)          564
    Accounts payable ............................          231         2,036
    Accrued liabilities .........................        6,574         5,039
                                                      --------      --------
        Net cash used in operating activities ...      (11,183)       (5,056)
                                                      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ............       (3,566)       (5,141)
                                                      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock .....       63,966            --
  Proceeds from issuance of common stock ........          299           875
  Payments on long-term obligations .............          (14)          (31)
                                                      --------      --------
        Net cash provided by financing activities       64,251           844
                                                      --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .........           --          (148)
                                                      --------      --------

Net increase in cash and cash equivalents .......       49,502        (9,501)
Cash and cash equivalents, beginning of period ..       39,199        94,890
                                                      --------      --------
Cash and cash equivalents, end of period ........     $ 88,701      $ 85,389
                                                      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ....................................     $      6      $      9
                                                      ========      ========
    Income taxes ................................     $     --      $    152
                                                      ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The unaudited consolidated financial statements of Exult, Inc. and subsidiaries ("Exult" or the "Company") have been prepared by Exult's management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. A consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

     These unaudited consolidated financial statements and notes included herein should be read in conjunction with Exult's audited consolidated financial statements and notes for the year ended December 31, 2000 which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain amounts in the 2000 financial statements have been reclassifed to conform with the 2001 presentation.

Segment Information and Concentration of Revenue/Credit Risk

     Management has determined that the Company operates within a single operating segment. For the three months ended March 31, 2000 and 2001, 91% and 72%, respectively, of the Company's revenue has been derived from within the United States with the balance being derived primarily from within the United Kingdom.

     During the three months ended March 31, 2000, two of the Company's process management clients accounted for approximately 20% and 19% of the Company's total revenue. Two different clients accounted for approximately 59% and 27%, respectively, of the Company's total revenue during the three months ended March 31, 2001. No other client accounted for more than 10% of total revenue in the 2000 and 2001 periods. The Company believes that the resulting concentration of credit risk in our receivables, with respect to our limited client base, is substantially mitigated by our credit evaluation process. To date, our bad debt write-offs have not been significant.

2. CAPITAL TRANSACTIONS

     In February 2000, the Company issued 6,885,480 shares of Series D Convertible Preferred Stock in a private placement to institutional investors for net consideration of approximately $59,970,000. In addition, BP International Limited exercised preemptive rights to purchase 385,805 shares of Series C Preferred Stock for net consideration of approximately $3,966,000.

     In April 2000, BP International Limited exercised certain warrants to acquire 667,844 shares of Series C Convertible Preferred Stock and 3,339,220 shares of Common Stock for net consideration of approximately $7,192,000 and $5,242,000, respectively.

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

     On October 12, 2000, Exult and Bank of America signed a non-binding Memorandum of Understanding providing the framework for a broad business relationship, including the provision of business process management services to Bank of America by Exult. The business relationship and process management services transaction were subject to ongoing negotiations and the Memorandum of Understanding established a 60-day time period to reach a definitive agreement. Upon executing the Memorandum of Understanding, Bank of America acquired 5,000,000 investment units, each unit consisting of one share of Exult Common Stock and a warrant to buy one additional share of Exult Common Stock. Each warrant is exercisable for three years at $11.00 per share. The purchase price for the 5,000,000 units was $55,000,000, of which $11,000,000 was paid in cash and the remainder in prepaid rent and intangible assets. The intangible assets are being amortized as a reduction of revenue over the life of the outsourcing agreement. In connection with the issuance of the warrants, the Company incurred a charge of $29,900,000 during the fourth quarter of 2000.

                                   EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3. INCOME TAXES

     The Company did not record a tax provision for either of the three-month periods ended March 31, 2000 or 2001, as it had incurred only net operating losses as of these dates. A full valuation allowance is provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets associated therewith.

4. NET LOSS PER SHARE

     The net loss per share, basic and diluted, for the three-month periods ended March 31, 2000 and 2001, was computed using the weighted average number of shares of Common Stock outstanding during the respective periods. The impact of all outstanding shares of Preferred Stock convertible into Common Stock, if any during the respective periods, warrants to purchase Common Stock or Preferred Stock convertible into Common Stock, and stock options to purchase Common Stock were excluded from the respective computations as their impact is antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. When used in this report, the words "may," "will," "should," "predict," "continue," "plans," "expects," "anticipates," "estimates," "intends" and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements under the captions "Business Overview," "Risk Factors," "Results of Operations" and elsewhere in this report concerning, among other things, our goals and strategies, the anticipated scope and result of our business operations, and our ability to:

     o    complete development of our service delivery infrastructure;

     o    obtain new comprehensive process management contracts;

     o successfully implement our comprehensive Exult eHRSM solutions for our existing clients and scale our service offering across a broad client base;

     o    establish new client service centers;

     o increase revenue, control expenditures, recognize economies of scale and achieve profitability; and

     o expand our sales and marketing capabilities and our technology and general operating infrastructure.

     These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Exult has not yet proven its business model and must invest substantial resources to build its service capabilities. It is not certain that the Exult eHR solution will deliver the results anticipated. The market in which Exult operates is competitive and other service providers may be more effective at selling or delivering human resources process management services. These and other risks and uncertainties are described in this report under the heading "Risk Factors" and in other filings made from time to time by Exult with the Securities and Exchange Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

                                BUSINESS OVERVIEW

OVERVIEW

     Our mission is to provide comprehensive business process management solutions that enable Global 500 corporations to increase the productivity of their human capital, convert HR spending to a variable cost basis and reduce the overall cost of HR management and administration. We do this through multiple delivery vehicles:

     o our Exult eHR solution including our myHRSM web-enabled applications;

     o shared client service centers; and

     o best practices expertise and expert process consulting capabilities.

     These vehicles enable us to provide scalable, web-based service delivery capabilities across many HR business processes. myHR includes our web-based functional applications and browser system through which our clients' personnel can access their HR information systems and navigate through those systems to find information and process transactions. Our shared client service centers handle our clients' HR transaction and contact center requirements from a leveragable multi-client platform, and our best practices and process consulting expertise enables us to improve efficiency and effectiveness through process improvement. We deploy these capabilities to handle the transactional and administrative elements of our clients' HR processes, freeing our clients' HR departments to add value through focus on strategy and policy matters that are important to their businesses. In addition, we also manage certain finance and administration processes, including disbursements and reconciliations, that have historically been integrated with various client HR functions. These additional services are intended to streamline clients' back office transaction processing. As of March 31, 2001, we have five HR business process management clients, three of which also receive certain finance and administration process management services from us.

     We maintain three principal client service centers, in Glasgow, Charlotte, and the Houston area, and we are operating a fourth center in the Los Angeles area in connection with our contract with BP Amoco p.l.c. and related entities. These centers house the personnel and systems we use to manage our clients' transaction, production and contact center requirements, including customer service representatives and production operations staff for functions such as payroll processing, benefits administration, training administration, and IT support and maintenance. All of these centers are designed to give us efficiencies and economies of scale by leveraging the functionality, staff and technology of centralized processes and services across many business units for multiple clients.

     Our Exult eHR solution includes the services of third-party vendors in two important ways. First, our process management contracts may include as "in scope" certain services being provided to the client by third parties. At the time we become responsible for a client's HR organization, we generally assume responsibility for administration of these vendors, either by novation of their contracts to us or through binding contractual obligations directly with the client. Depending upon a number of factors, including the type of services involved, terms of each vendor's contract, and client preferences, over time we may retain the vendor as a service provider to the client within the scope of our contract and under our management, replace the vendor with a new third-party provider under our management, or take over provision of the services ourselves. In addition to management of third-party vendors who had preexisting relationships with our clients, we also utilize selected third parties to complement our integrated service offering with specialized HR services that can be more effectively and efficiently handled by third-party vendors and subcontractors than by internal resources.

     We commenced operations in October 1998. From our inception through November 1999, our activities primarily related to the pursuit of our initial contracts and the development of the infrastructure to support comprehensive HR business process management. In November 1999, we acquired the business of Gunn Partners, Inc., a business process improvement consulting company with operations in the United States and Europe. Gunn Partners has been consulting with Global 500 corporations since 1991 on administrative staff functions such as human resources and finance and accounting, as well as procurement, information technology, and customer service. Gunn Partners generates revenue through consulting activities, provides strategic assistance in structuring our client relationships, assists in cross-marketing, and provides us with a service offering for potential clients that are not yet ready for our full Exult eHR solution.

     In December 1999, we entered into a seven-year Framework Agreement with BP Amoco p.l.c. to create a comprehensive eHR services organization and provide a broad range of human resources management services to bp and its affiliates. In January 2000, we entered into a three-year agreement with Pactiv Corporation, formerly known as Tenneco Packaging, under which we assumed management and accountability for Pactiv's North American payroll and accounts payable processes. In January 2000, we entered into a three-year agreement with Tenneco Automotive under which we assumed management and accountability for Tenneco's North American payroll and accounts payable processes. In August 2000, we entered into a seven-year Master Services Agreement with Unisys Corporation to provide human resources processes and vendor management services. In November 2000, the Unisys contract was expanded to include training administration services. In November 2000, we entered into a ten-year Master Services Agreement with Bank of America Corporation to provide human resources and accounts payable services.

     Our primary source of revenue is fees we earn for providing our HR business process management services under long-term contracts. We recognize revenue under these contracts as the services are rendered. A minor source of additional revenue is the consulting services performed by Gunn Partners. We recognize revenue for these services over the period in which services are performed. As part of our contracts to provide the Exult eHR solution, we are obligated to manage our clients' relationships with third-party vendors. In most cases, we expect to become responsible for the vendor contracts and we include in revenue all charges for services that we are contractually obligated to provide to our clients, whether we provide these services directly using our own personnel or through third-party vendors. We will pay the costs of these services to the third-party vendors, and such costs will be included in our cost of revenue.

     To date, we have typically generated leads for potential process management clients through our management, existing consulting relationships, board of directors, third-party consultants, contact with key executives at Global 500 companies or direct communication from such companies after reading articles, press releases or visiting our web site. After initial discussions with and qualification of the potential client, we typically enter into a letter of intent with the client which establishes a framework for due diligence and contract negotiations. Our letter of intent may provide for reimbursement of some or all of our direct and indirect costs incurred during this process. To the extent such costs are guaranteed by the letter of intent regardless of whether a contract is ultimately signed, reimbursements of costs are included in revenue as the costs are incurred. To the extent reimbursements are guaranteed only if a contract is not signed, such amounts are included in revenue once invoiced and collection is reasonably assured. All direct and indirect costs arising from the due diligence and contract negotiation process are expensed as incurred.

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

                                  RISK FACTORS

     The following risks affect our business and the prospects for investments in our Common Stock. Additional risks and uncertainties not currently known to us or that we currently believe are not important may also impair our business. Any of the following risks could adversely affect our business, financial condition or results of operations.

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

OUR EXULT eHR SOLUTION IS EVOLVING AND REQUIRES ONGOING DEVELOPMENT.

     We are still developing our service delivery infrastructure, and our ability to continue to deliver and expand our broad process management solution depends upon continued success in assembling and managing our own systems and capabilities and third-party vendors into an integrated and efficient delivery platform. Our clients use disparate information systems and operating methods, and transitioning their processes to our operating platforms requires significant technology and process integration. We often must adapt or develop new systems and processes to accommodate various clients. Clients' employees may access and utilize our web-enabled Exult eHR solution and systems through interfaces that require significant development and integration of many independent programs and complex functions, as well as ongoing revision and adaptation. If we fail to develop a client's service delivery infrastructure in accordance with the specifications and delivery milestones agreed upon, or if we are unable to complete development of scalable systems and achieve the functionality we expect, our ability to deliver our services and achieve our business objectives in general could be seriously impeded.

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

WE EXPECT TO INCUR SIGNIFICANT NET OPERATING LOSSES AND WE MAY NEED TO RAISE ADDITIONAL CAPITAL.

     Developing our company is expensive. In addition, acquiring new client contracts and transitioning them until they are fully implemented and reach their revenue potential requires significant capital investment. Since our formation, we have not had a profitable quarter. We incurred a net loss of $64.9 million, exclusive of a non-cash warrant charge of $29.9 million, for the year ended December 31, 2000, and a net loss of $22.3 million for the quarter ended March 31, 2001. For the year ended December 31, 2000 and the three-month period ended March 31, 2001, we used cash of $60.7 million and $5.1 million, respectively, in operating activities and $23.8 million and $5.1 million, respectively, in investing activities. We expect to continue to make significant investments in the development of our eHR solution, client service centers, and service delivery technologies, the expansion of our sales, transition and service capabilities and the procurement of additional contracts, as well as the acquisition of hardware, software, furniture and fixtures needed to support these efforts. We invested approximately $24 million in these items in 2000 and we expect to purchase as much as an additional $25 million in 2001. These capitalized amounts are amortized generally over three to five years, resulting in significant depreciation and amortization expense that will reduce future profitability. Our capital investments and commensurate amortization will increase if we are able to take advantage of market opportunities and grow the Company faster than we anticipate. We may also need cash to make acquisitions and develop new service offerings and technologies. As a result, we expect to incur net losses in 2001, and we will need to generate significant revenues to achieve profitability. While we do not enter "loss leader" contracts, and although we estimate and model each of our client contracts to be individually profitable, due to our rapid growth, the expense of creating our company, and other factors described herein, we cannot be certain that we will ever operate profitably, or that we can sustain or increase profitability on a quarterly or annual basis in the future.

     Although we believe our cash balance at March 31, 2001 is adequate to finance our current operations until our operating income covers our cash needs, we anticipate rapid growth and we may need to raise additional funds through public or private debt or equity financings in order to address unanticipated operating issues, finance acquisitions, new client contracts with capital investment requirements, and other strategic opportunities, and maintain adequate cash balances to satisify the expectations of prospective clients. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds, we may be unable to fund our operations or strategic initiatives.

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

     To achieve sustainable profitability, we must extend our service model across many client organizations and gain critical mass in the size and breadth of our operations. Our ability to achieve rapid growth depends upon the following essential elements:

     o Current markets for skilled employees are competitive, and we must be able to hire, train and retain key management personnel and large numbers of human resources specialists, web and Internet technologists and programmers, business development and process management specialists and technical and customer support personnel.

     o We currently operate three large-scale client service centers, in Charlotte, Glasgow, and the Houston area. We also manage more limited service center operations in the Los Angeles area. These centers are designed to handle our existing client demands, but we must open new client service centers in new geographic locations to handle significant additional growth in our business. We must devote substantial financial and management resources to launch and operate these centers successfully, and we may not select appropriate locations for these centers, open them in time to meet our client service commitments, or manage them profitably.

     o As we assume responsibility for the existing HR departments of our clients, we must be able to assimilate HR personnel from these clients and integrate disparate systems, procedures, controls and infrastructures.

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

     o    our ability to continue to execute successfully on client contracts;

     o    the length of the sales and integration cycle for our new clients;

     o    cancellations or reductions in the scope of our contracts;

     o delays in transitioning various client processes to our infrastructure;

     o our ability to develop and implement additional service offerings and technologies;

     o the introduction of comprehensive HR services by new and emerging competitors;

     o    changes in our pricing policies or those of our competitors;

     o our ability to manage costs, including personnel costs and support services costs; and

     o the timing and cost of anticipated openings or expansions of client service centers.

WE COULD EXPERIENCE DAMAGES, SERVICE INTERRUPTIONS OR FAILURES AT OUR CLIENT SERVICE CENTERS OR IN OUR COMPUTER AND TELECOMMUNICATIONS SYSTEMS.

     Our business could be interrupted by damage to or disruption of our client service centers, computer and telecommunications equipment and software systems from fire, power loss, hardware or software malfunctions, penetration by computer hackers, computer viruses, natural disasters and other causes, including "Year 2000" problems that could arise if our systems or third-party systems we rely upon fail to distinguish properly between 21st century dates and 20th century dates. Our clients' businesses may be harmed by any system or equipment failure we experience. As a result of any of the foregoing, our relationship with our clients may be adversely affected, we may lose clients, our ability to attract new clients may be adversely affected and we could be exposed to liability. We cannot be certain that we will be able to route calls and other operations from an affected center to another in the event service is disrupted. In addition, in the event of widespread damage or failures at our facilities, we cannot guarantee that the disaster recovery plans we have in place will protect our business.

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

     o    cultural differences;

     o designing and operating web sites and other service delivery components in foreign languages; and

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

THE MARKETS WE SERVE ARE HIGHLY COMPETITIVE AND OUR COMPETITORS MAY HAVE MUCH GREATER RESOURCES TO COMMIT TO GROWTH, NEW TECHNOLOGY AND MARKETING.

     Our current and potential competitors include in-house HR departments of large multinational corporations, as well as other third parties that provide discrete or combined HR and IT functions, including consulting divisions of Big Five accounting firms and other consulting firms, information technology outsourcers, and transaction processors such as benefits administrators. In addition, we expect that the predicted growth of the HR outsourcing market will attract other consulting firms, transaction providers, and outsourcers and motivate competitors to assume responsibility for broad integration of HR processes.

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

     o    devote greater resources to the marketing and sale of their services;
          and

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

     o    diversion of our management's attention;

     o amortization of substantial goodwill and other intangible assets, adversely affecting our reported results of operations;

     o inability to integrate the acquired company and its employees into our organization effectively, and to retain key personnel of the acquired business;

     o    inability to retain the acquired company's customers; and

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

                              RESULTS OF OPERATIONS

     In view of the rapidly evolving nature of our business and our limited operating history, we believe that prior periods to current period comparisons of our operating results, including our revenue, gross profit (loss) and expenses as a percentage of revenue, should not be relied upon as an indication of our future performance. In our discussion below, we have also included information about the three months ended December 31, 2000, the immediate prior period, where such comparisons to this immediately preceding period may be a useful supplement to the prior year period-to-period comparison. The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicated:

                                           THREE MONTHS   THREE MONTHS    THREE MONTHS
                                               ENDED          ENDED           ENDED
                                             MARCH 31,     DECEMBER 31,     MARCH 31,
                                               2000           2000            2001
                                           ------------   -------------   ------------
Revenue .............................          100.0%         100.0%         100.0%
Cost of revenue .....................          103.1          140.3          126.2
                                               -----          -----          -----
Gross loss ..........................           (3.1)         (40.3)         (26.2)
                                               -----          -----          -----
Expenses:
  Product development ...............           14.4            7.5            5.0
  Selling, general and administrative          161.9           18.5           14.4
  Depreciation and amortization .....           30.3            9.1            8.2
                                               -----          -----          -----
     Total expenses .................          206.6           35.1           27.6
                                               -----          -----          -----
Loss from operations ................         (209.7)         (75.4)         (53.8)
Interest income, net ................           14.2            4.9            2.5
                                               -----          -----          -----
Net loss ............................         (195.5)%        (70.5)%        (51.3)%
                                               =====          =====          =====

The information for the three-month period ended December 31, 2000, excludes a $29.9 million warrant charge which represented 93.3% of that period's revenue. No similar charge was incurred in either of the March 2000 or March 2001 periods.

THREE MONTHS ENDED MARCH 31, 2000 AND 2001 AND DECEMBER 31, 2000

REVENUE

     Revenue for the three months ended March 31, 2001 was $43.5 million, an increase of 36% over the $32.0 million and 677% over the $5.6 million recorded in the three-month periods ended December 31, 2000 and March 31, 2000, respectively. The increase in the 2001 first quarter revenue in comparison to the immediate prior period and the same period in 2000 was primarily from process management clients. In the quarter ended March 31, 2001, revenue from five process management clients was $40.2 million, or 92% of total revenue, as compared to four process management clients generating $28.6 million, or 89% of total revenue, in the immediate prior quarter, and three processing clients generating $2.5 million, or 46% of total revenue, in the same quarter in 2000. One process management client accounted for 59%, 80% and 7% of total revenue in the three months ended March 31, 2001 and December 31, 2000 and March 31, 2000, respectively. Another process management client accounted for 27% of total revenue in the 2001 quarter and none in the prior quarters. The balance of total revenue was derived primarily from consulting clients. Because of the anticipated high growth rate of our process management business, we expect the relative contribution of revenue derived from consulting clients as a percentage of total revenue will continue to decrease for the foreseeable future

COST OF REVENUE

     Our cost of revenue for the three months ended March 31, 2001, December 31, 2000 and March 31, 2000, was $54.9 million or 126% of total revenue, $44.9 million, or 140% of total revenue, and $5.8 million, or 103% of total revenue, respectively. Cost of revenue consists primarily of expenses associated with third-party vendors providing services for our clients within the scope of our contracts, compensation and benefits of employees directly involved in providing our services, computer and communications equipment costs and services, and facilities. We have been incurring, and may continue to incur, negative gross margins because of the significant expenditures we make in transferring and transforming our clients and the need to build capability before we provide service. Under our business model, we expect our gross margin to improve significantly over time as we substitute more cost effective processing platforms in place of our clients' existing platforms.

PRODUCT DEVELOPMENT EXPENSE

     Product development expense for the three months ended March 31, 2001 was $2.2 million, or 5% of total revenue, compared to $2.4 million, or 8% of total revenue, and $0.8 million, or 14% of total revenue, in the three months ended December 31, 2000 and March 31, 2000, respectively. Product development expense consists primarily of third-party costs, salaries, bonuses and benefits of employees directly associated with the development of our product features and Internet software and capabilities, and the performance of research and benchmarking of HR best practices that are not part of a specific engagement. We have not capitalized any material amounts in any period. During 2000, we increased our spending for product development resulting in an increase of $1.4 million for the three months ended March 31, 2001 over the same period in 2000. Our current spending level is indicative of expected spending levels, and therefore the 10% decrease between the 2001 quarter and the immediate prior quarter is not considered to be either significant or a trend.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expense was $6.3 million, or 14% of total revenue, for the three months ended March 31, 2001, an increase of 6% over the $5.9 million spent in the immediate prior three-month period and a decrease of 31%, or $2.8 million, spent in the comparable three-month period in 2000. Selling, general and administrative expense generally consist of salaries, bonuses and benefits for employees engaged in marketing, promoting and selling our services, and for management and administrative personnel. Selling, general and administrative expense also includes third-party consulting and marketing expenditures, as well as facilities and office costs, and legal, accounting and recruiting fees and expenses. The reduction in expense in the 2001-quarter from the same quarter in 2000 was a result of lower recruitment and associated fees and the deployment of personnel to client activities. Under our business model, we plan to limit increases in selling, general and administrative increases over time.

DEPRECIATION AND AMORTIZATION EXPENSE

     For the three months ended March 31, 2001, depreciation and amortization expense was $3.6 million, or 8% of total revenue, an increase of $636,000 and $1.9 million from the three-month periods ended December 31, 2000 and March 31, 2000, respectively. Included in the 2001 quarter and the immediate prior and comparable quarters of 2000 was intangible asset amortization of $1.0 million, $1.0 million and $1.1 million, respectively, pertaining to the 1999 acquisition of certain assets of Gunn Partners, Inc. Also included in the 2001 quarter, the immediate prior quarter and the comparable quarter of 2000 was $285,000, $285,000 and $275,000, respectively, of deferred compensation amortization. The balance of depreciation and amortization expense for each period arose from property and equipment depreciation and amortization.

INTEREST INCOME, NET

     Interest income, net consisted of interest income of $1.3 million, $1.9 million, and $1.0 million partially offset by interest expense of $185,000, $280,000 and $204,000, for the three-month periods ended March 31, 2001 and December 31, 2000 and March 31, 2000, respectively. Interest income is generated primarily from short-term investing of cash in excess of current requirements. Interest expense is associated with the debt incurred to purchase the Gunn Partners, Inc. assets in November 1999 and certain capitalized leases.

INCOME TAXES

     We incurred losses since the Company was founded in 1998 resulting in federal and state net operating loss carryforwards which expire beginning in 2020 and 2008, respectively. A full valuation allowance has been provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets.

NET LOSS

     The foregoing resulted in a net loss for the three-month periods ended March 31, 2001, and December 31, 2000 and March 31, 2000, of $22.3 million, or $0.24 per basic and diluted share, $52.5 million, or $0.60 per basic and diluted share, inclusive of the warrant charge and $22.6 million, or $0.26 per basic and diluted share, exclusive of the warrant charge, and $10.9 million, or $1.16 per basic and diluted share, respectively. For the three months ended March 31, 2000, the loss per basic and diluted share, assuming the conversion of all of the then outstanding shares of Preferred Stock would have been $0.14. We expect to continue to incur losses for at least the year 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception in October 1998, we have financed our operations primarily with equity contributions including private placement sales of our capital stock for consideration of approximately $1.0 million in 1998, $55.1 million in 1999, and $161.3 million in 2000; the net proceeds from our initial public offering of $56.7 million in June 2000; and, to a lesser extent, by cash generated from our business and the exercise of stock options and warrants. The 2000 amount of $161.3 million included $29.9 million from warrants issued in connection with the sale of Common Stock and $44.0 million of indebtedness incurred by the purchaser of the investment units that was subsequently satisfied by the investor through prepaid rent and an intangible asset in connection with one of our business process management contracts. The intangible asset is being amortized as a reduction of revenue over the life of the contract.

     Net cash used in operating activities was $11.2 million for the three months ended March 31, 2000 and $5.1 million for the three months ended March 31, 2001. We obtained our first three process management contracts in December 1999 and January 2000 and began generating revenue therefrom during the first quarter of 2000. We obtained two more process management contracts during the second half of 2000 and were generating revenue from both of these agreements by the first quarter of 2001. During the three-month periods ended March 31, 2000 and 2001, we continued using operating cash in support of our pursuit of business and the development of corporate infrastructure and also expended operating cash in support of revenue generated by the process management contracts and to fund the transfer and transformation costs associated with these process management contracts. Cash used in investing activities was $3.6 million in the 2000 period and $5.1 million in the 2001 period and was used to construct and expand our client service centers and our internal systems. We generated $64.3 million in cash from financing activities during the 2000 period primarily from private placements of our stock. During the 2001 period, we generated $844,000 in cash primarily from the exercise of stock options and purchases of Common Stock under our employee stock purchase plan.

     Although our business model is designed to produce significantly improved margins over time, we expect to generate negative operating cash flow for at least the remainder of 2001 as we continue to incur losses from operations. We expect to increase our investments in property and equipment to support the expansion and renovation of our facilities, including our existing client service centers, and to purchase related computer and other equipment necessary to support our client contracts and growth. We expect to spend at least $25 million in 2001 on capital expenditures, which will be amortized over three to five years, and at least $6 million to $8 million in 2001 for product development. In addition, from time to time in the ordinary course of business, we evaluate potential acquisitions of related businesses, assets, services and technologies. Such acquisitions, if completed, may require significant cash expenditures.

     We believe that our cash on hand will be sufficient to satisfy our working capital requirements for at least the next 12 months. We are unable to predict whether our cash on hand will be adequate to satisfy our working capital requirements beyond 12 months because our capital needs will vary depending upon future market conditions, business opportunities and potential acquisitions, among other factors. Although we believe our cash balance at March 31, 2001 is adequate to finance our current operations until our operating income covers our cash needs, we anticipate rapid growth and we may need to raise additional funds through public or private debt or equity financings in order to address unanticipated operating issues, finance acquisitions, new client contracts with capital investment requirements, and other strategic opportunities, and maintain adequate cash balances to satisfy the expectations of prospective clients. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds, we may be unable to fund our operations or strategic initiatives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSRUES ABOUT MARKET RISK.

     Not applicable.

                           PART II. OTHER INFORMATION.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) During the period from January 1, 2001 through March 31, 2001, we issued an aggregate of 618,499 shares of Common Stock to thirty-four employees for an aggregate purchase price of $623,909 upon the exercise of stock options.

     The above transactions did not involve any public offering and were exempt from registration under the Securities Act by virtue of Rule 701 thereunder because the stock options exercised were issued pursuant to Rule 701 before our initial public offering.

(d) In June 2000, the Company completed its initial public offering of 6.0 million shares of its Common Stock at $10.00 per share. On July 6, 2000, the underwriters exercised their overallotment option to purchase 300,000 additional shares at $10.00 per share. The net proceeds to the Company from the sale of the 6.3 million shares after all underwriting discounts and commissions and other expenses were $56,669,465. From June 1, 2000 to March 31, 2001, the Company used net offering proceeds as follows: $10,758,000 for construction of plant, building facilities and internal systems; $3,063,000 for purchase and installation of equipment and certain software; and, $42,848,465 for working capital expenditures. None of these payments were made to directors, officers, or owners of 10% or more of any class of the Company's equity securities or other affiliates of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     The following Exhibits are incorporated herein by reference.

     EXHIBIT
     NUMBER                                 Description
     -------                                -----------
      2.1* Asset Purchase Agreement by and among Exult, Inc., Gunn Partners, Inc., the shareholders of Gunn Partners, Inc. and Michael Gibson dated as of November 22, 1999.

      3.1*     Fourth Amended and Restated Certificate of Incorporation of
               Exult, Inc.

      3.2*     Amended and Restated Bylaws of Exult, Inc.

----------
 * Previously filed with the Company's Registration Statement on Form S-1 Registration No. 333-31754, and incorporated herein by reference.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, the undersigned has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2001.


                                               EXULT, INC.

                                               By: /s/ JAMES C. MADDEN, V
                                                   -----------------------------
                                                   Chief Executive Officer,
                                                   President, and Chairman of
                                                   the Board
                                                   (principal executive officer)


                                               By: /s/ MICHAEL F. HENN
                                                   -----------------------------
                                                   Executive Vice President,
                                                   Treasurer and Chief Financial
                                                   Officer
                                                   (principal financial officer)