Form 10-Q
period 2001-06-30
EXULT INC
filed 2001-08-14
CIK 1108341

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


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                               -------------------------------------------------
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM
                               -------------------------------------------------
COMMISSION FILE NUMBER                      0-30035
                       ---------------------------------------------------------


                                   EXULT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                      8742                    33-0831076
 (STATE OR OTHER JURISDICTION     (PRIMARY STANDARD          (I.R.S. EMPLOYER
      OF INCORPORATION                INDUSTRIAL            IDENTIFICATION NO.)
      OR ORGANIZATION)          CLASSIFICATION NUMBER)

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

YES [X]   NO [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     INDICATE THE NUMBER OF SHARES OUTSTANDING AND EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

             CLASS                        OUTSTANDING AT AUGUST 7, 2001
          ------------                    -----------------------------
          COMMON STOCK                           102,262,358

================================================================================

                         PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

                                   EXULT, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (amounts in thousands except per share amounts)


                                                                     DECEMBER 31,       JUNE 30,
                                                                        2000              2001
                                                                     -----------       -----------
                                                                                       (unaudited)
                                   ASSETS

        Current Assets:
          Cash and cash equivalents ...........................      $    94,890       $    80,013
          Investments .........................................            5,000             2,624
          Accounts receivable .................................           17,713            21,467
          Other receivables ...................................            2,418             2,135
          Prepaid expenses and other current assets ...........            5,764             7,136
                                                                     -----------       -----------
                 Total Current Assets .........................          125,785           113,375
        Property and equipment, net ...........................           24,945            31,927
        Intangibles assets, net ...............................           36,447            31,374
        Other assets ..........................................           17,004            15,970
                                                                     -----------       -----------
                 Total Assets .................................      $   204,181       $   192,646
                                                                     ===========       ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

        Current Liabilities:
          Accounts payable ....................................      $     3,475       $     7,923
          Accrued liabilities .................................           24,858            31,214
          Current portion of long-term obligations ............            4,419             4,833
                                                                     -----------       -----------
                 Total Current Liabilities ....................           32,752            43,970
                                                                     -----------       -----------

        Commitments and Contingencies

        Stockholders' Equity:
          Common stock, $0.0001 par value;
            Authorized -- 500,000 shares;
            Issued and outstanding -- 90,956 at December 31,
              2000 and 93,750 at June 30, 2001 (unaudited) ....                9                 9
          Additional paid-in capital ..........................          284,393           308,762
          Deferred compensation ...............................           (2,757)           (2,186)
          Cumulative translation adjustments ..................               --              (585)
          Accumulated deficit .................................         (110,216)         (157,324)
                                                                     -----------       -----------
                 Total Stockholders' Equity ...................          171,429           148,676
                                                                     -----------       -----------
                 Total Liabilities and Stockholders' Equity ...      $   204,181       $   192,646
                                                                     ===========       ===========



The accompanying notes are an integral part of these consolidated balance sheets.

                                   EXULT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share amounts)
                                   (unaudited)

                                                              THREE MONTHS ENDED --              SIX MONTHS ENDED --
                                                         ------------------------------    -------------------------------
                                                         JUNE 30, 2000    JUNE 30, 2001    JUNE 30, 2000     JUNE 30, 2001
                                                         -------------    -------------    -------------     -------------
        Revenue .....................................      $    8,172       $   64,318       $   13,749       $  107,782
        Cost of revenue .............................          12,393           72,761           18,143          127,616
                                                           ----------       ----------       ----------       ----------
        Gross loss ..................................          (4,221)          (8,443)          (4,394)         (19,834)
                                                           ----------       ----------       ----------       ----------
        Expenses:
          Product development .......................           1,559              817            2,363            2,986
          Selling, general and administrative(1) ....           7,598           13,642           16,628           19,904
          Depreciation and amortization .............           1,876            2,566            3,563            6,128
                                                           ----------       ----------       ----------       ----------
             Total expenses .........................          11,033           17,025           22,554           29,018
                                                           ----------       ----------       ----------       ----------
        Loss from operations ........................         (15,254)         (25,468)         (26,948)         (48,852)
          Interest income, net ......................           1,452              667            2,244            1,744
                                                           ----------       ----------       ----------       ----------
        Net loss ....................................      $  (13,802)      $  (24,801)      $  (24,704)      $  (47,108)
                                                           ==========       ==========       ==========       ==========

        Net loss per common share:
          Basic and diluted .........................      $    (0.40)      $    (0.27)      $    (1.11)      $    (0.51)
                                                           ==========       ==========       ==========       ==========

        Weighted average number of common shares
          Outstanding:
            Basic and diluted .......................          34,883           92,194           22,248           91,693
                                                           ==========       ==========       ==========       ==========

----------

(1)  Includes $7,334 of business optimization costs in the 2001 periods.







The accompanying notes are an integral part of these consolidated financial statements.

                                   EXULT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                     SIX MONTHS ENDED --
                                                                ------------------------------
                                                                JUNE 30, 2000    JUNE 30, 2001
                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................      $  (24,704)      $  (47,108)
  Adjustments to reconcile net loss to net cash
    used in operating activities --
      Depreciation and amortization ........................           3,563            7,271
      Stock option charges .................................              --            2,192
      Write-off of intangible assets .......................              --            2,165
  Changes in operating assets and liabilities --
    Investments ............................................          (5,000)           2,376
    Receivables ............................................          (9,495)          (3,471)
    Prepaid expenses and other current assets ..............          (3,764)          (1,372)
    Other assets ...........................................             (92)           1,034
    Accounts payable .......................................           3,641            4,448
    Accrued liabilities ....................................          14,391            6,356
                                                                  ----------       ----------
        Net cash used in operating activities ..............         (21,460)         (26,109)
                                                                  ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and intangible assets ....         (12,551)         (10,637)
                                                                  ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock ................          71,128               --
  Proceeds from issuance of common stock ...................          59,445           20,557
  Proceeds from exercise of stock options ..................             210            1,621
  Payments on long-term obligations ........................             (35)            (104)
                                                                  ----------       ----------
        Net cash provided by financing activities ..........         130,748           22,074
                                                                  ----------       ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ....................              --             (205)
                                                                  ----------       ----------

Net increase (decrease) in cash and cash equivalents .......          96,737          (14,877)
Cash and cash equivalents, beginning of period .............          39,199           94,890
                                                                  ----------       ----------
Cash and cash equivalents, end of period ...................      $  135,936       $   80,013
                                                                  ==========       ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ...............................................      $       16       $       31
                                                                  ==========       ==========
    Income taxes ...........................................      $       18       $      158
                                                                  ==========       ==========

SUMMARY OF NON-CASH FINANCING ACTIVITIES:
  Acquisition of equipment through capital lease ...........      $      243       $      517
                                                                  ==========       ==========




The accompanying notes are an integral part of these consolidated financial statements.

                                  EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The unaudited consolidated financial statements of Exult, Inc. and subsidiaries ("Exult" or the "Company") have been prepared by Exult's management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. A consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

   These unaudited consolidated financial statements and notes included herein should be read in conjunction with Exult's audited consolidated financial statements and notes for the year ended December 31, 2000 which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

Segment Information and Concentration of Revenue/Credit Risk

   Management has determined that the Company operates within a single operating segment. For the three months ended June 30, 2000 and 2001, 87% and 78%, respectively, of the Company's revenue has been derived from within the United States with the balance being derived primarily from within the United Kingdom. For the six months ended June 30, 2000 and 2001, 89% and 75%, respectively, of the Company's revenue has been derived from within the United States with the balance being derived primarily from within the United Kingdom.

   During the three months ended June 30, 2000, the Company's three process management clients at that time accounted for approximately 32%, 17% and 16% of revenue. During the six months ended June 30, 2000, the same three process management clients accounted for approximately 22%, 19% and 17% of revenue. During the latter half of 2000, the Company added two additional process management clients. For the three and six months ended June 30, 2001, two process management clients, the Company's largest client in the 2000 periods and a new client added during the latter half of 2000, accounted for approximately 45% and 43%, respectively, of revenue in the three-month period and 51% and 36%, respectively, of revenue in the six-month period. No other client accounted for more than 10% of revenue in the 2000 and 2001 periods. The Company believes that the resulting concentration of credit risk in its receivables, with respect to the limited client base, is substantially mitigated by the credit evaluation process. To date, bad debt write-offs have not been significant.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss) depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction involved. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial position or results of operations as the Company does not currently hold any derivative financial instruments.

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted in certain instances for entities with fiscal years beginning after March 15, 2001. The Company is in the process of determining the expected impact on earnings and intangible assets upon adoption.

                                   EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


2. CERTAIN CAPITAL TRANSACTIONS

   In February 2000, the Company issued 6,885,480 shares of Series D Convertible Preferred Stock in a private placement to institutional investors for net consideration of approximately $59,970,000. In addition, BP International Limited exercised preemptive rights to purchase 385,805 shares of Series C Preferred Stock for net consideration of approximately $3,966,000.

   In April 2000, BP International Limited exercised certain warrants to acquire 667,844 shares of Series C Convertible Preferred Stock and 3,339,220 shares of Common Stock for net consideration of approximately $7,192,000 and $5,243,000, respectively.

   In June 2000, Exult completed its initial public offering of its Common Stock issuing 6,000,000 shares. In July 2000, Exult issued an additional 300,000 shares of Common Stock in connection with the underwriters' exercise of their over-allotment option. The Company received net consideration, after the underwriting discount and offering costs, of approximately $56,669,000 for the issuance of the 6,300,000 shares. Concurrent with the consummation of the initial public offering, all of the outstanding shares of the Company's Preferred Stock were converted into 65,484,786 shares of Common Stock.

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

   In June 2001, one of the Company's third-party vendors purchased 1,538,461 shares of the Company's Common Stock for $20,000,000, or $13.00 per share, in cash. In certain circumstances, the third-party vendor may be required by the Company to purchase for cash up to an additional $30 million of the Company's Common Stock in installments over the next four years. The per share purchase price for future installments, if any, is derived from a formula designed to approximate the fair market value of a share of Common Stock for a 30-day period ending each date the third-party vendor is notified by the Company the Company will require a purchase of its Common Stock by the vendor.

   In August 2001, the Company completed a public offering of its Common Stock issuing 8,000,000 shares generating net consideration, after the underwriting discount and estimated offering costs, of approximately $100 million.


3. BUSINESS OPTIMIZATION COSTS

   Included in selling, general and administrative expense for the three and six months ended June 30, 2001, are $3,419,000 of severance costs (including non-cash option acceleration charges of $2,189,000), certain wind-up costs totaling $1,750,000 (including severance costs of $1,000,000) associated with the consolidation of a secondary processing center and a $2,165,000 non-cash charge relating to the write-off of a research database that the Company has determined is no longer a strategic component of its business. In connection with the severance costs and the consolidation of the processing center, the Company plans to terminate 122 employees.


4. INCOME TAXES

   The Company did not record a tax provision for any of the three-month and six-month periods ended June 30, 2000 or 2001, as it had incurred only net operating losses as of these dates. A full valuation allowance is provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets associated therewith.

                                   EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


5. NET LOSS PER SHARE

   The net loss per share, basic and diluted, for the three-month and six-month periods ended June 30, 2000 and 2001, was computed using the weighted average number of shares of Common Stock outstanding during the respective periods. The impact of all outstanding shares of Preferred Stock convertible into Common Stock, if any during the respective periods, warrants to purchase Common Stock or Preferred Stock convertible into Common Stock, and stock options to purchase Common Stock were excluded from the respective computations as their impact is antidilutive.

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

     - successfully implement our comprehensive Exult eHR(SM) solutions for our existing clients and scale our service offering across a broad client base;

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


                                BUSINESS OVERVIEW

   Our primary source of revenue is fees we earn for providing our HR business process management services under long-term contracts. We also receive additional revenue from our consulting services. We recognize revenue for our services as the services are performed. Some of the services that we are obligated to provide to our clients are provided by third-party vendors. We may continue to use these vendors, hire replacement vendors, or provide some of these services directly; in any case, we are responsible for the delivery and acceptability of these services. We include in revenue all charges for services that we are contractually obligated to provide to our clients, whether we provide these services directly using our own personnel or through third-party vendors. We pay the costs of these services to the third-party vendors, and such costs are included in our cost of revenue. In many cases our initial cost of paying these vendors is equal to our revenue attributable to their services. In order to realize a profit from revenue received in connection with these third-party vendor contracts we must reduce these vendor costs by improving efficiencies, obtaining more favorable pricing, or performing the services ourselves at a lower cost.

   To date, we have typically generated leads for potential process management clients through our management, existing consulting relationships, our board of directors, third-party consultants, contact with key executives at Global 500 corporations or direct communication from such companies. After initial discussions with and qualification of the potential client, we typically enter into a letter of intent with the client which establishes a framework for due diligence and contract negotiations. Our letter of intent may provide for reimbursement of some or all of our direct and indirect costs incurred during this process. To the extent such costs are guaranteed by the letter of intent regardless of whether a contract is ultimately signed, reimbursements of costs are included in revenue as the costs are incurred. To the extent reimbursements are guaranteed only if a contract is not signed, such amounts are included in revenue once invoiced and collection is reasonably assured. All direct and indirect costs arising from the due diligence and contract negotiation process are expensed as incurred.

   Our contracts are generally structured so that we receive a fee that is no greater than our client's historical cost of operating the functions assumed by us. After we achieve a minimum cost reduction, we may be required to share further savings with our clients in negotiated gain sharing arrangements. The amount of minimum cost reduction is determined in accordance with the terms of the applicable contracts. Once we have signed a contract with a client, we transition its HR processes to our facilities and control. After we have transitioned a client's processes, we work to transform these processes in order to increase efficiencies and reduce costs. Typically the costs we incur during the transition period for the services provided and the transitioning of the client's processes have exceeded the revenue received from the client during the transition period. During the transformation period, we seek to reduce our costs sufficiently to permit us to provide services at or below the minimum cost reduction provided in the contract and recover the excess costs incurred during the transition period to realize a profit for the contract period.

   We incurred a net loss of $10.7 million in 1999, exclusive of a non-cash warrant charge of $4.5 million, and $64.9 million in 2000, exclusive of a non-cash warrant charge of $29.9 million, and expect to incur a net loss in 2001 and potentially in future years. In the next two years, we anticipate making large expenditures to build additional client service centers, to expand our sales and marketing capabilities, and to fund the development and expansion of our technology and general operating infrastructures. To the extent that revenue does not increase at a rate commensurate with our increasing costs and expenditures, our future operating results and liquidity could be materially and adversely affected.

                                  RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY AND UNPROVEN BUSINESS MODEL.

   We entered into our first process management contract in December 1999. We have five clients under contract for our HR business process management services, and we are still transitioning the HR processes of the three largest of these clients. While we are ahead of our planned rate of client acquisition and overall transition, our business model is unproven. Our success depends on our ability to develop and implement a high quality, cost-effective service offering, operate it profitably, produce satisfactory results for our clients and attract new clients. While we have met our development objectives to date and we believe our current clients have perceived our services as beneficial, we have not been in operation long enough to judge whether we can accomplish these objectives. Accordingly, our revenue and income potential and future operating results are uncertain.

WE CURRENTLY DEPEND ON A SMALL NUMBER OF CLIENTS FOR SUBSTANTIALLY ALL OF OUR REVENUE. IF ANY OF THESE CLIENTS WERE TO SUBSTANTIALLY REDUCE OR STOP USING OUR SERVICES, OR IF WE EXPERIENCE SIGNIFICANT, REPEATED PERFORMANCE FAILURES IN PROVIDING SERVICES TO THESE CLIENTS, OUR REPUTATION AND FUTURE REVENUES WOULD BE SERIOUSLY IMPAIRED.

   Bank of America Corporation, BP p.l.c., and Unisys Corporation are the first clients for which we are offering a comprehensive HR process management solution, and we anticipate revenue from each of these contracts will represent a substantial portion of our revenue through 2001 and possibly in future periods. In the first six months of fiscal 2001 these three customers accounted for approximately 90.1% of our revenues. Our contracts with these clients are still relatively new and our service offering is not yet fully implemented for these clients. We believe our ability to secure future clients and revenues will be largely dependent upon our ability to perform and achieve the contracted service levels and cost savings for these clients. Each of our process management contracts can be terminated for material breach, significant or repeated performance failures or in certain instances for convenience upon required notice and payment of specified early termination penalties. In addition, Bank of America has the right to terminate its agreement with us if our current Chief Executive Officer or our current Chief Operating Officer ceases to be employed by us (other than due to non performance, death or disability) within one year after specified contract milestones are met. The early termination penalties may not cover our termination costs and are not intended to replace profits we might have earned. If any of these clients were to substantially reduce or stop using our services, or if we experience significant, repeated performance failures, our reputation and future revenues would be seriously impaired. We expect to face similar risks with other significant clients until our business model and service offering are more firmly established.

OUR CLIENT CONTRACTS MAY NOT YIELD THE RESULTS WE EXPECT.

   We may from time to time provide estimates of revenues we expect to receive from our significant contracts. These estimates are subject to reduction based upon a number of factors, including those discussed above and as a result of a reduction in contract scope due to client downsizing or partial termination, refusal of some of the clients' third-party vendors to perform their services within the scope of our contract, client retention of specific functions that are expected to be transferred to us and other circumstances within the client's organization. In addition, our receipt of revenue under any particular contract may be delayed if transition of the client's processes to our infrastructure takes longer than anticipated. While our contracts with our clients may contemplate further expansion, this may not occur, and if it does occur, significant additional expenditures by us may be required to fund such expansion. In addition, our process management contracts generally permit our clients to impose financial penalties against us for specified material performance failures.

   A significant part of our revenue is attributable to services we offer to our clients through third-party vendors that provide specialized services, such as benefits administration and relocation services. We select some of these vendors and assume others from relationships established by our clients before contracting with us. These vendors may act as subcontractors or vendors to us or provide services directly to our clients under our management; in either case, we are responsible for the delivery and acceptability of these services and errors or omissions by our vendors could cause us to have liability to our clients in excess of the limits of liability the vendors negotiate with us. If our clients are not satisfied with the services provided by these third-party vendors, they may be entitled to recover penalties or to terminate their agreements with us, which could seriously harm our business. In many cases our initial cost of paying these vendors is equal to our revenue attributable to their services. In order to realize a profit from revenue received in connection with these third-party vendor contracts we must reduce these vendor costs by improving efficiencies, obtaining more favorable pricing, or performing the services ourselves at a lower cost. We plan to achieve these efficiencies and cost reductions through vendor management and consolidation, but this may involve delay as existing contracts run their course and we attempt to renegotiate with or replace these vendors. At the conclusion of these third-party contracts we must negotiate new third-party contracts, or provide these services ourselves, at the same or more favorable rates or our operating results could be seriously harmed because we may not be able to adjust our contracts with our clients to offset an increase in the cost of these specialized services.

WE MIGHT NOT BE ABLE TO ACHIEVE THE COST SAVINGS REQUIRED TO BECOME PROFITABLE UNDER OUR CONTRACTS.

   We provide our services for fixed fees that are generally equal to or less than our clients' historical costs to provide for themselves the services we contract to deliver. Additionally, our contracts generally require a percentage reduction of this fixed fee after a specified period of time, irrespective of our cost of providing these services. As a result, our profitability will depend on our ability to provide services cost-effectively. Achieving the efficiency we need to operate profitably depends upon our ability to develop our process operations and our Exult eHR solution into a standardized management system that can be operated from our client service centers and extended to multiple clients with limited client-specific adaptation and modification. The actual cost reductions we are able to achieve will vary by client for a variety of reasons, including the scope of services we agree to provide, the existing state of our clients' HR departments and processes, and our ability to standardize, centralize, and simplify their processes, notwithstanding the complexity of their existing systems and potential resistance by some parts of the client organization to change. If we miscalculate the resources or time we need to perform under any of our contracts, the costs of providing our services could exceed the fees we receive from our clients, and we would lose money.

OUR EXULT EHR SOLUTION IS EVOLVING AND REQUIRES ONGOING DEVELOPMENT.

   We are still developing our service delivery infrastructure, and our ability to continue to deliver and expand our broad process management solution depends upon continued success in assembling and managing our own systems and capabilities and third-party vendors into an integrated and efficient delivery platform. Our clients use disparate information systems and operating methods, and transitioning their processes to our operating platforms requires significant technology and process integration. We often must adapt or develop new systems and processes to accommodate various clients' needs. Clients' employees may access and utilize our web-enabled Exult eHR solution and systems through interfaces that require significant development and integration of many independent programs and complex functions, as well as ongoing revision, adaptation and maintenance. If we fail to develop a client's service delivery infrastructure in accordance with the specifications and delivery milestones agreed upon, or if we are unable to complete development of scalable systems and achieve the functionality we expect, our ability to deliver our services and achieve our business objectives in general could be seriously impeded.

WE MUST ANTICIPATE AND CONFORM TO THE NEW AND EVOLVING MARKET IN WHICH WE
OPERATE.

   Our business model is based on integrated management of a variety of client HR and finance processes. Based on client reaction to date, we believe there is significant market demand for this service, but our ability to satisfy this demand depends upon our ability to anticipate market developments. If we are unable to react quickly to changes in the market, if the market fails to develop in the ways we expect, or if our services do not achieve additional market acceptance, then we are unlikely to maintain our leadership position or become or remain profitable. Our ability to be successful in this regard may be impaired because the market is new.

CAPACITY CONSTRAINTS AND THE LENGTH OF OUR NEW CLIENT SALES AND INTEGRATION CYCLES MAY LIMIT OUR REVENUE GROWTH.

   We expect most of our future revenue growth in 2002 and beyond to come from new client engagements. However, because we are a new company and are still creating the components of our service offering, we plan to limit the number of additional client engagements we accept over the near term. This strategy may negatively affect our revenue growth until we have developed our services to the point that they can be extended more rapidly across a greater number of clients.

   Our client contracts involve significant commitments and cannot be made without a lengthy, mutual due diligence process during which we identify the potential client's service needs and costs, and our ability to meet those needs and provide specified cost savings. While we may receive some fees for conducting due diligence, we will not recover all our costs from conducting the due diligence unless it results in a client engagement. We must devote significant management time and other resources to each due diligence process over a period of four to six months or more, and we can conduct at most only a few of these due diligence undertakings at one time. This lengthy due diligence process limits our revenue growth, and we have invested significant time in some potential client relationships that have not resulted in contracts. It is possible that any potential client due diligence process could result in a decision by us or the potential client not to enter into a contract after we have made significant investments of time and resources.

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

WE EXPECT TO INCUR SIGNIFICANT NET OPERATING LOSSES AND WE MAY NEED TO RAISE ADDITIONAL CAPITAL.

   Since our formation, we have not had a profitable quarter. We incurred a net loss of $64.9 million, exclusive of a non-cash warrant charge of $29.9 million, for the year ended December 31, 2000, and a net loss of $47.1 million for the six months ended June 30, 2001. For the year ended December 31, 2000 and the six-month period ended June 30, 2001, we used cash of $60.7 million and $26.1 million, respectively, in operating activities and $23.8 million and $10.6 million, respectively, in investing activities. Expansion of our infrastructure and service capacity, acquiring new client contracts and transitioning their services requires significant capital investment. We may also need cash to make acquisitions and develop new service offerings and technologies. As a result, we expect to incur net losses in 2001 and potentially in future years, and we will need to generate significant revenues to achieve profitability. While we do not enter into contracts for which we expect to incur a loss, and although we estimate and model each of our client contracts to be individually profitable, due to our rapid growth, the expense of creating our company, and other factors described in this report, we cannot be certain that we will ever operate profitably, or that we can sustain or increase profitability on a quarterly or annual basis in the future.

   We anticipate rapid growth and until our operating income covers our cash needs we may need to raise additional funds through public or private debt or equity financings in order to address unanticipated operating issues, finance acquisitions, new client contracts with capital investment requirements, and other strategic opportunities, and maintain adequate cash balances to satisfy the expectations of prospective clients. We expect our current funds to satisfy our working capital needs for the next 12 months. We are unable to predict our working capital requirements beyond 12 months because our capital needs will vary depending upon obtaining new client contracts or expansion of relationships with existing clients, business opportunities and potential acquisitions, among other factors. If we are required to raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Further, such equity securities may have rights, preferences or privileges senior to those of our common stock. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds, we may be unable to fund our operations or strategic initiatives.

TO SUCCEED WE MUST HIRE, ASSIMILATE AND RETAIN KEY MANAGEMENT PERSONNEL AND LARGE NUMBERS OF NEW EMPLOYEES, OPEN NEW CLIENT SERVICE CENTERS, ASSIMILATE OUR CLIENTS' PERSONNEL AND SYSTEMS AND EXPAND OUR OWN SYSTEMS AND CONTROLS.

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

     - We currently operate three large-scale client service centers, in North Carolina, Scotland and Texas. We also manage more limited service center operations in the Los Angeles, California area. These centers are designed to handle our existing client demands, but we must open new client service centers in new geographic locations to handle significant additional growth in our business. We must devote substantial financial and management resources to launch and operate these centers successfully, and we may not select appropriate locations for these centers, open them in time to meet our client service commitments or manage them profitably.

     - As we assume responsibility for the existing HR departments of our clients, we must be able to assimilate HR personnel from these clients and integrate disparate systems, procedures, controls and infrastructures.

     - We will need to improve our financial and management controls, reporting systems and operating systems to accommodate growth. If we do not manage growth effectively, our ability to perform under our contracts may be jeopardized and our reputation may be harmed.

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

     - our ability to manage costs, including personnel costs, support services costs and third party vendor costs; and

     - the timing and cost of anticipated openings or expansions of client service centers.

   We have in the past acquired assets and hired personnel from our clients and issued securities in connection with new contract signings. We expect to continue these practices in the future. Client asset acquisitions and securities issuances may result in amortization expense. In addition, rationalizing headcount following transition of client processes to our systems may result in severance expense. As our business evolves we may from time to time incur "business optimization costs" relating to the implementation of new organization structures, technologies, processes and other changes in our business. These expenses will reduce our reported earnings.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS.

   Our business strategy requires us to expand internationally as we broaden the geographic scope of services we deliver to our clients from United States and United Kingdom operations to foreign operations and as we take on additional large, multinational clients. We will face risks in doing business abroad that include the following:

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

   In the future, we expect to use overseas vendors to assist in our business, including to provide services to our clients overseas and to take advantage of lower overseas labor costs for some support functions. It may be difficult for us to manage overseas vendors and enforce our rights against them in any disputes, and replacing overseas vendors may involve delay and expense.

WE DEPEND ON OUR SENIOR MANAGEMENT TEAM, A NUMBER OF MEMBERS OF WHICH HAVE RECENTLY JOINED US, AND IF THEY ARE UNABLE OR UNWILLING TO CONTINUE IN THEIR PRESENT POSITIONS, THESE EXECUTIVES WOULD BE DIFFICULT TO REPLACE AND OUR BUSINESS COULD BE HARMED.

   We believe that our success is dependent upon our senior management team and our senior executives' leadership skills. The loss of any of these individuals or an inability to attract, retain and maintain qualified personnel could adversely effect us. A number of our senior management, including our Chief Financial Officer and Chief Operating Officer, joined us in 2000 or 2001. Due to the competitive nature of our industry, we may not be able to retain all of our senior managers. If one or more members of our senior management team were unable or unwilling to continue in their present positions, these executives would be difficult to replace and our business could be harmed.

   Each of our senior executive's employment is "at will," which means that the executive's employment with us may be terminated by either us or the executive at any time, for any reason without cause or advance notice.

THE MARKET FOR OUR SERVICES AND OUR REVENUE GROWTH DEPENDS ON OUR ABILITY TO USE THE INTERNET AS A MEANS OF DELIVERING HUMAN RESOURCES SERVICES.

   We rely on the Internet as a mechanism for delivering our services to our clients and achieving efficiencies in our service model, and this reliance exposes us to various risks.

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

     - Laws and regulations may be adopted relating to Internet user privacy, pricing, usage fees and taxes, content, distribution and characteristics and quality of products and services. This could decrease the popularity or impede the expansion of the Internet and decrease demand for our services. Moreover, the applicability of existing laws to the Internet is uncertain with regard to many important issues, including property ownership, intellectual property, export of encryption technology, libel and personal privacy. The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services, could also harm our business.

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

WE RELY ON THIRD-PARTY VENDORS FOR SOFTWARE. IF THEIR PRODUCTS ARE NOT AVAILABLE OR ARE INADEQUATE, OUR BUSINESS COULD BE SERIOUSLY HARMED.

   Our service delivery capability incorporates and relies on software owned by third parties that we license directly or use through existing license arrangements between our clients and the vendor. If these vendors change or fail to maintain a product that we are using, or if these agreements are terminated or not renewed, we might have to delay or discontinue our services until equivalent technology can be found, licensed and installed.

THE MARKETS WE SERVE ARE HIGHLY COMPETITIVE AND OUR COMPETITORS MAY HAVE MUCH GREATER RESOURCES TO COMMIT TO GROWTH, NEW TECHNOLOGY AND MARKETING.

   Our current and potential competitors include in-house HR departments of large multinational corporations, as well as other third parties that provide discrete or combined HR and information technology functions, including consulting and process outsourcing divisions of Big Five accounting firms and other consulting firms, information technology outsourcing companies and transaction processing companies such as benefits administrators. In addition, we expect that the predicted growth of the HR outsourcing market will attract other consulting firms, transaction processing companies and outsourcers and motivate competitors to assume responsibility for broad integration of HR processes.

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

WE OPERATE IN A COMPLEX REGULATORY ENVIRONMENT, AND FAILURE TO COMPLY WITH APPLICABLE LAWS AND REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

   Corporate human resources operations are subject to a number of laws and regulations, including those applicable to payroll practices, benefits administration, employment practices and data privacy. Because our clients have employees in states across the United States and in various countries around the world, we must perform our services in compliance with the legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret, may change, and may be inconsistent with our business practices. Violation of laws and regulations could subject us to fines and penalties, damage our reputation, constitute breach of our client contracts and impair our ability to do business in various jurisdictions or according to our established processes.

   The European Commission's Directive on Data Privacy limits transfer of personal data outside the European Union. In order to receive personal data about our clients' European employees and fulfill our service commitments, we have elected to comply with the Safe Harbor Principles established by the United States Department of Commerce, in collaboration with the European Commission, to provide "adequate protection" for personal data about European Union residents. Because we process HR data, we are required by the Safe Harbor Principles to submit to the jurisdiction of the European Union Data Protection Authorities
(DPAs). Specifically, we must cooperate with the DPAs in the investigation and resolution of complaints brought under the Safe Harbor Principles by European citizens and comply with any corrective advice and remedial or compensatory measures they dictate. In addition, operation under the Safe Harbor Principles subjects us to the jurisdiction of the Federal Trade Commission. If we fail to process personal data in accordance with these principles, we could be subject to legal penalties under the Federal Trade Commission Act and foreign privacy laws. We could also lose our ability to move personal data from the European Union to the United States, which would significantly impair our ability to fulfill our contractual commitments to our clients. We expect to have to comply with similar laws of other foreign jurisdictions in which we do business in the future.

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

     - amortization of intangible assets adversely affecting our reported results of operations;

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

WE MUST PROTECT OUR INTELLECTUAL PROPERTY AND AVOID INFRINGING UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

   We may not be able to detect or deter unauthorized use of our intellectual property. If third parties infringe upon or misappropriate our trade secrets, copyrights, trademarks, service marks, trade names or proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe upon the intellectual property rights of others, other parties may assert that we have violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. If our business expands into foreign countries, risks associated with protecting our intellectual property will increase.

OUR EXECUTIVE OFFICERS, DIRECTORS AND THEIR AFFILIATES CONTROL THE COMPANY.

   Our executive officers, directors and their respective affiliates beneficially own approximately 60% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control matters requiring stockholder approval, including the election of directors and mergers, consolidations and sales of all or substantially all of our assets. These stockholders may have interests that differ from other investors and they may approve actions that other investors vote against or reject actions that other investors have voted to approve. In addition, this concentration of ownership may also have the effect of preventing, discouraging or deferring a change in control of Exult, which, in turn, could depress the market price of our common stock.

OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

   The price at which our common stock trades has fluctuated significantly and is likely to continue to be highly volatile. From our IPO in June 2000 through June 30, 2001, the sales price of our stock, as reported on the Nasdaq National Market, has ranged from a low of $7.00 to a high of $19.85. We are a relatively new company with no record of profits, and we utilize the Internet and a technology infrastructure to deliver our services. The share prices for other companies with similar characteristics have at times increased to levels that bore no relationship to their operating performance, and at other times have declined dramatically, even without apparent changes in their business.

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

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR EXISTING INVESTORS COULD CAUSE OUR STOCK PRICE TO DECLINE.

   As of August 7, 2001, of our 102,262,358 outstanding shares, only 14,300,000 have been sold publicly by the company, and our stockholders have sold only a relatively small number of privately issued shares. Following the expiration of the 90-day lockup agreements between the underwriters for our recently completed offering and Exult, our directors, our executive officers and the selling stockholders, substantially all of our outstanding shares will be available for sale in the public market, subject in some cases to compliance with the volume and other limitations of Rule 144.

   The majority of our outstanding shares are in the hands of their original purchasers. These investors may seek to sell their shares, and sales of large numbers of shares in the same time period could cause the market price of our common stock to decline significantly. These sales also might make it more difficult for us to sell securities in the future at a time and price that we deem appropriate.

OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD DETER A TAKEOVER EFFORT.

   Provisions of our certificate of incorporation and bylaws, including those that provide for a classified board of directors, authorized but unissued shares of common and preferred stock and notice requirements for stockholder meetings, and Delaware law regarding the ability to conduct specific types of mergers within specified time periods, could make it more difficult for a third party to acquire us, even if doing so would provide our stockholders with a premium to the market price of their common stock. A classified board of directors may inhibit acquisitions in general, and a tender offer not endorsed by our board of directors in particular, since only one-third of our directors are reelected annually, thereby requiring two annual meetings before a majority of our directors could be replaced. The authorization of undesignated preferred stock gives our board of directors the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the company. If a change in control or change in management is delayed or prevented, the market price of our common stock could decline.

                              RESULTS OF OPERATIONS

   In view of the rapidly evolving nature of our business and our limited operating history, we believe that period to period comparisons of our operating results, including our revenue, gross loss and expenses as a percentage of revenue, should not be relied upon as an indication of our future performance. The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicated:

                                                             THREE MONTHS ENDED --              SIX MONTHS ENDED --
                                                         ------------------------------    ------------------------------
                                                         JUNE 30, 2000    JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2001
                                                         -------------    -------------    -------------    -------------
        Revenue .....................................          100.0%           100.0%           100.0%           100.0%
        Cost of revenue .............................          151.7            113.1            132.0            118.4
                                                           ---------        ---------        ---------        ---------
        Gross loss ..................................          (51.7)           (13.1)           (32.0)           (18.4)
                                                           ---------        ---------        ---------        ---------
        Expenses:
          Product development .......................           19.1              1.3             17.2              2.8
          Selling, general and administrative(1) ....           93.0             21.2            120.9             18.4
          Depreciation and amortization .............           22.9              4.0             25.9              5.7
                                                           ---------        ---------        ---------        ---------
             Total expenses .........................          135.0             26.5            164.0             26.9
                                                           ---------        ---------        ---------        ---------
        Loss from operations ........................         (186.7)           (39.6)          (196.0)           (45.3)
        Interest income, net ........................           17.8              1.0             16.3              1.6
                                                           ---------        ---------        ---------        ---------
        Net loss ....................................         (168.9)%          (38.6)%         (179.7)%          (43.7)%
                                                           =========        =========        =========        =========

        (1) Includes $7.3 million of business optimization costs in the 2001 periods. Excluding such costs, selling, general and administrative expense was 9.8% and 11.7%, respectively, of revenue.

THREE MONTHS ENDED JUNE 30, 2000 AND 2001

   REVENUE. Revenue for the three months ended June 30, 2001 was $64.3 million as compared to $8.2 million for the three-month period ended June 30, 2000. We began to provide services under our process management contracts during the first six months of 2000, generating $5.3 million, or 65.4% of revenue from our then three process management clients for the three-month period ended June 30, 2000. With the addition of two new process management clients during the latter half of 2000, revenue from our five process management clients was $59.4 million, or 92.4% of revenue, for the three months ended June 30, 2001. The balance of revenue for the 2000 and 2001 periods was derived primarily from consulting clients. As our process management business expands, we expect the relative contribution of revenue derived from consulting clients to continue to decrease.

   The revenue increase for the three months ended June 30, 2001 principally resulted from the continued transition of service responsibility to Exult under our initial three process management contracts, as well as revenue generated from the addition of the two new process management clients. For the three months ended June 30, 2000 and 2001, one process management client accounted for 31.6% and 45.4%, respectively, of revenue. A second process management client accounted for no revenue in the 2000 period and 42.6% of revenue in the 2001 period. For the three months ended June 30, 2001, no other client accounted for more than 10.0% of revenue.

   COST OF REVENUE. Our cost of revenue for the three months ended June 30, 2000 and 2001, was $12.4 million, or 151.7% of revenue, and $72.8 million, or 113.1% of revenue, respectively. Cost of revenue consists primarily of expenses associated with third-party vendors that we manage who provide services for our clients within the scope of our contracts, compensation and benefits paid to our employees who are directly involved in providing our services, computer and communications equipment costs and services, and facilities costs. The increase in the cost of revenue for the three months ended June 30, 2001 principally resulted from the continued transition of service responsibility to Exult under our five process management contracts and the continuing expansion of our infrastructure and service capacity. We operated one client service center during the first six months of 2000, opened a second in the latter half of 2000 and began operating our third center during the first quarter of 2001. We have incurred, and may continue to incur, negative gross margins as we continue to transition and transform our clients' HR processes.

   PRODUCT DEVELOPMENT EXPENSE. Product development expense for the three months ended June 30, 2000 and 2001, was $1.6 million, or 19.1% of revenue, and $817,000, or 1.3% of revenue, respectively. Product development expense consists primarily of consultant costs and the compensation of our employees who are directly associated with the development of our product features and Internet software and capabilities. During the quarter ended June 30, 2001, we capitalized $1.6 million of related expenditures resulting in a total product development effort of $2.4 million for the period. No such amounts were capitalized in the 2000 period. The increase in the overall product development effort of $2.4 million as compared to $1.6 million was primarily related to the hiring of consultants and employees.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the three months ended June 30, 2000 and 2001, was $7.6 million, or 93.0% of revenue, and $13.6 million, or 21.2% of revenue, respectively. Selling, general and administrative expense generally consists of compensation for employees engaged in marketing, promoting and selling our services, and for management and administrative personnel. Selling, general and administrative expense also includes third-party consulting and marketing expenditures, as well as facilities and office costs, and legal, accounting and recruiting fees and expenses. Also included in selling, general and administrative expense for the three months ended June 30, 2001 were business optimization costs, consisting of severance charges of $3.4 million (including non-cash option acceleration charges of $2.2 million), certain wind-up costs resulting in a $1.7 million charge (including severance costs of $1.0 million) associated with the consolidation of a secondary processing center into our primary operating centers and a $2.2 million non-cash charge arising from the write-off of an intangible asset acquired from Gunn Partners, Inc. We call these charges "business optimization costs" because they reflect our pursuit of enhanced efficiency and profitability as our operating scale increases and our business progresses toward operational maturity. We may incur similar business optimization costs from time to time as we implement new organization structures, technologies, processes and other changes in our business.

   Exclusive of these charges of $7.3 million, selling, general and administrative expense for the three months ended June 30, 2001 was $6.3 million, or 9.8% of revenue. Excluding these charges, the decrease in amount and percentage of revenue for the three months ended June 30, 2001 primarily resulted from the deployment of personnel and other resources to direct client activities, at which time the costs associated with such employees were included in cost of revenue.

   DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the three months ended June 30, 2000 and 2001, was $1.9 million, or 22.9% of revenue, and $2.6 million, or 4.0% of revenue, respectively. Included in the 2000 and 2001 amounts was $486,000 and $1.5 million, respectively, of depreciation and amortization expense from property and equipment. Also included in the 2000 and 2001 amounts was intangible asset amortization of $1.1 million and $778,000, respectively, and $325,000 and $285,000, respectively, of deferred compensation amortization. The increase in depreciation and amortization from property and equipment reflects the continuing build out of our infrastructure and service delivery capabilities.

   INTEREST INCOME, NET. Interest income, net for the three months ended June 30, 2000 and 2001 consisted of interest income of $1.7 million and $861,000, respectively, partially offset by interest expense of $203,000 and $194,000, respectively. Interest income is generated primarily from short-term investing of cash in excess of current requirements. Interest expense is associated with certain capitalized leases and the debt incurred to purchase the Gunn Partners, Inc. assets in November 1999. The decrease in interest income in the 2001 period as compared to the 2000 period is principally the result of a lesser amount of cash available for such investment activities in the 2001 period.

   INCOME TAXES. We have incurred losses since we were founded in 1998, resulting in federal and state net operating loss carryforwards which expire beginning in 2020 and 2008, respectively. A full valuation allowance has been provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets.

   NET LOSS. The foregoing resulted in a net loss for the three-month periods ended June 30, 2000 and 2001, of $13.8 million, or $0.40 per basic and diluted share, and $24.8 million, or $0.27 per basic and diluted share, respectively. For the three months ended June 30, 2000, the loss per basic and diluted share, assuming the conversion of all of the then outstanding shares of preferred stock, would have been $0.18. For the three months ended June 30, 2001, the net loss, exclusive of the $7.3 million of severance, wind-up and intangible asset write-off charges discussed in the selling, general and administrative expense section above, was $17.5 million, or $0.19 per basic and diluted share. We expect to continue to incur losses until at least the first half of 2002.

SIX MONTHS ENDED JUNE 30, 2000 AND 2001

   REVENUE. Revenue for the six months ended June 30, 2001 was $107.8 million as compared to $13.7 million for the six-month period ended June 30, 2000. We began to provide services under our process management contracts during the first six months of 2000, generating $7.9 million, or 57.4% of revenue from three process management clients. With the addition of two new process management clients during the latter half of 2000, revenue from our five process management clients was $99.6 million, or 92.4% of revenue, for the six months ended June 30, 2001. The balance of revenue for the 2000 and 2001 periods was derived primarily from consulting clients. As our process management business expands, we expect the relative contribution of revenue derived from consulting clients to continue to decrease.

   The revenue increase for the six months ended June 30, 2001 principally resulted from the continued transition of service responsibility to Exult under our initial three process management contracts, as well as revenue generated from the addition of two new process management clients. For the six months ended June 30, 2000 and 2001, one process management client accounted for 21.6% and 51.0%, respectively, of revenue. A second process management client accounted for no revenue in the 2000 period and 36.3% of revenue in the 2001 period. For the six months ended June 30, 2001, no other client accounted for more than 10.0% of revenue.

   COST OF REVENUE. Our cost of revenue for the six months ended June 30, 2000 and 2001, was $18.1 million, or 132.0% of revenue, and $127.6 million, or 118.4% of revenue, respectively. Cost of revenue consists primarily of expenses associated with third-party vendors that we manage who provide services for our clients within the scope of our contracts, compensation and benefits paid to our employees who are directly involved in providing our services, computer and communications equipment costs and services, and facilities costs. The increase in the cost of revenue for the six months ended June 30, 2001 principally resulted from the continued transition of service responsibility to Exult under our five process management contracts and the continuing expansion of our infrastructure and service capacity. We operated one client service center during the first six months of 2000, opened a second in the latter half of 2000 and began operating our third center during the first quarter of 2001. We have incurred, and may continue to incur, negative gross margins as we continue to transition and transform our clients' HR processes.

   PRODUCT DEVELOPMENT EXPENSE. Product development expense for the six months ended June 30, 2000 and 2001, was $2.4 million, or 17.2% of revenue, and $3.0 million, or 2.8% of revenue, respectively. Product development expense consists primarily of consultant costs and the compensation of our employees who are directly associated with the development of our product features and Internet software and capabilities. The increase in product development expense was primarily related to the hiring of consultants and employees.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the six months ended June 30, 2000 and 2001, was $16.6 million, or 120.9% of revenue, and $19.9 million, or 18.4% of revenue, respectively. Selling, general and administrative expense generally consists of compensation for employees engaged in marketing, promoting and selling our services, and for management and administrative personnel. Selling, general and administrative expense also includes third-party consulting and marketing expenditures, as well as facilities and office costs, and legal, accounting and recruiting fees and expenses. Also included in selling, general and administrative expense for the six months ended June 30, 2001 were business optimization costs, consisting of severance charges of $3.4 million (including non-cash option acceleration charges of $2.2 million), certain wind-up costs resulting in a $1.7 million charge (including severance costs of $1.0 million) associated with the consolidation of a secondary processing center into our primary operating centers and a $2.2 million non-cash charge arising from the write-off of an intangible asset acquired from Gunn Partners, Inc. We call these charges "business optimization costs" because they reflect our pursuit of enhanced efficiency and profitability as our operating scale increases and our business progresses toward operational maturity. We may incur similar business optimization costs from time to time as we implement new organization structures, technologies, processes and other changes in our business.

   Exclusive of these charges of $7.3 million, selling, general and administrative expense for the six months ended June 30, 2001 was $12.6 million, or 11.7% of revenue. Excluding these charges, the decrease in amount and percentage of revenue for the six months ended June 30, 2001 primarily resulted from the deployment of personnel and other resources to direct client activities, at which time the costs associated with such employees were included in cost of revenue.

   DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the six months ended June 30, 2000 and 2001, was $3.6 million, or 25.9% of revenue, and $6.1 million, or 5.7% of revenue, respectively. Included in the 2000 and 2001 amounts was $836,000 and $3.7 million, respectively, of depreciation and amortization expense from property and equipment. Also included in the 2000 and 2001 amounts was intangible asset amortization of $2.1 million and $1.8 million, respectively, and $600,000 and $571,000, respectively, of deferred compensation amortization. The increase in depreciation and amortization from property and equipment reflects the continuing build out of our infrastructure and service delivery capabilities.

   INTEREST INCOME, NET. Interest income, net for the six months ended June 30, 2000 and 2001 consisted of interest income of $2.6 million and $2.1 million, respectively, partially offset by interest expense of $408,000 and $378,000, respectively. Interest income is generated primarily from short-term investing of cash in excess of current requirements. Interest expense is associated with certain capitalized leases and the debt incurred to purchase the Gunn Partners, Inc. assets in November 1999.

   INCOME TAXES. We have incurred losses since we were founded in 1998, resulting in federal and state net operating loss carryforwards which expire beginning in 2020 and 2008, respectively. A full valuation allowance has been provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets.

   NET LOSS. The foregoing resulted in a net loss for the six-month periods ended June 30, 2000 and 2001, of $24.7 million, or $1.11 per basic and diluted share, and $47.1 million, or $0.51 per basic and diluted share, respectively. For the six months ended June 30, 2000, the loss per basic and diluted share, assuming the conversion of all of the then outstanding shares of preferred stock, would have been $0.34. For the six months ended June 30, 2001, the net loss, exclusive of the $7.3 million of severance, wind-up and intangible asset write-off charges discussed in the selling, general and administrative expenses section above, was $39.8 million, or $0.43 per basic and diluted share. We expect to continue to incur losses until at least the first half of 2002.

LIQUIDITY AND CAPITAL RESOURCES

   Since our inception in October 1998, we have financed our operations primarily with equity contributions including private placement sales of our capital stock for consideration of approximately $1.0 million in 1998, $55.1 million in 1999, $161.3 million in 2000 and $20.0 million in the six months ended June 30, 2001; the net proceeds from our initial public offering of $56.7 million in June 2000; and, to a lesser extent, by cash generated from our business and the exercise of stock options and warrants. The $161.3 million from equity contributions in 2000 included non-cash items of $29.9 million from warrants issued in connection with the sale of common stock and $44.0 million of indebtedness owed to us that was subsequently satisfied with prepaid rent and an intangible asset in connection with one of our business process management contracts. The intangible asset is being amortized as a reduction of revenue over the life of the contract.

   Net cash used in operating activities was $21.5 million and $26.1 million for the six months ended June 30, 2000 and 2001, respectively. We obtained our first three process management contracts in December 1999 and January 2000 and began generating revenue from these contracts during the first quarter of 2000. We obtained two additional process management contracts during the second half of 2000 and began generating revenue from both of these agreements by the first quarter of 2001. During the six-month periods ended June 30, 2000 and 2001, we continued using operating cash to pursue additional business opportunities and the development of our corporate infrastructure. We also expended operating cash in support of revenue generated by our process management contracts and to fund the transition and transformation costs associated with these process management contracts. Cash used in investing activities was $12.6 million in the 2000 period and $10.6 million in the 2001 period and was used to construct and expand our client service centers and our internal systems. We generated $130.7 million in cash from financing activities during the six months ended June 30, 2000 primarily from private placements of our stock and the initial public offering of our common stock. During the six months ended June 30, 2001, we generated $22.1 million in cash primarily from the private placement of our stock and the exercise of stock options and purchases of common stock under our employee stock purchase plan.

   We expect to generate negative operating cash flow for at least the remainder of 2001 as we continue to incur losses from operations. We expect to continue our investments in property and equipment to support the expansion and renovation of our facilities, including our existing client service centers, and to purchase related computer and other equipment necessary to support our client contracts and growth. In addition, from time to time in the ordinary course of business, we evaluate potential acquisitions of related businesses, assets, services and technologies. Such acquisitions, if completed, may require significant cash expenditures.

   In August 2001, the Company completed a public offering of its Common Stock issuing 8,000,000 shares generating net consideration, after the underwriting discount and estimated offering costs, of approximately $100 million. We believe that the funds generated from this offering, together with our current cash on hand will be sufficient to satisfy our working capital requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss) depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction involved. We adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on our consolidated financial position or results of operations as we do not currently hold any derivative financial instruments.

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted in certain instances for entities with fiscal years beginning after March 15, 2001. The Company is in the process of determining the expected impact on earnings and intangible assets upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Not applicable.

                          PART II. OTHER INFORMATION.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) On June 12, 2001, we sold 1,538,461 shares of Common Stock to Automatic Data Processing, Inc. for an aggregate purchase price of $19,999,993, or $13.00 per share, in cash. This transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

        During the period from April 1, 2001 through June 30, 2001, we issued an aggregate of 547,646 shares of Common Stock to seventy-four current and former employees and one consultant for an aggregate purchase price of $996,748 upon the exercise of stock options. Also during the same period, we sold 23,885 shares of Common Stock to SSI (U.S.) Inc. for an aggregate purchase price of $37,499 upon exercise of a warrant. These transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof (for the warrant transaction) and Rule 701 thereunder (for the option transactions).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)     The Annual Meeting of Stockholders was held on May 17, 2001.

(b) Three Class 1 directors were elected to serve for a term of three years ending at the 2004 annual meeting of stockholders. The three Class I directors are Mark F. Dzialga, Michael A. Miles and Thomas J. Neff. Continuing directors include three Class 2 directors, John R. Oltman, A. Michael Spence and Josh S. Weston, and three Class 3 directors, J. Michael Cline, Steven A. Denning and James C. Madden, V.

(c)     The election of three Class 1 directors:

                                         For         Against/Broker Non-Votes         Abstain
                                      ----------     ------------------------        ---------
            Mark F. Dzialga           68,610,445              --                     1,167,059
            Michael A. Miles          69,769,540              --                         7,964
            Thomas J. Neff            69,757,745              --                        19,759

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

        3.1*       Fourth Amended and Restated Certificate of Incorporation of
                   Exult, Inc.

        3.2*       Amended and Restated Bylaws of Exult, Inc.

        10.31**    Common Stock Purchase Agreement by and between Exult, Inc.
                   and Automatic Data Processing, Inc. dated as of June 11,
                   2001.

----------

* Previously filed with the Company's Registration Statement on Form S-1 Registration No. 333-31754, and incorporated herein by reference.

** Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and filed separately with the Securities and Exchange Commission.

(b)     Reports on Form 8-K.

        None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, as amended, the undersigned has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 2001.

                                 EXULT, INC.


                                 By: /s/        JAMES C. MADDEN, V
                                     -------------------------------------------
                                                James C. Madden, V
                                      Chief Executive Officer, President, and
                                               Chairman of the Board
                                           (principal executive officer)


                                 By: /s/           MICHAEL F. HENN
                                     -------------------------------------------
                                                   Michael F. Henn
                                       Executive Vice President, Treasurer and
                                               Chief Financial Officer
                                            (principal financial officer)

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

        3.1*       Fourth Amended and Restated Certificate of Incorporation of
                   Exult, Inc.

        3.2*       Amended and Restated Bylaws of Exult, Inc.

        10.31**    Common Stock Purchase Agreement by and between Exult, Inc.
                   and Automatic Data Processing, Inc. dated as of June 11,
                   2001.


----------

* Previously filed with the Company's Registration Statement on Form S-1 Registration No. 333-31754, and incorporated herein by reference.

** Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and filed separately with the Securities and Exchange Commission.