Form 10-Q
period 2001-09-30
EXULT INC
filed 2001-11-14
CIK 1108341

===============================================================================



                                    FORM 10-Q
                                ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                SEPTEMBER 30, 2001
                               -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM
                               -----------------------------------------------


COMMISSION FILE NUMBER                            0-30035
                       -------------------------------------------------------


                                   EXULT, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         DELAWARE                        8742                   33-0831076
-------------------------------   ---------------------     -------------------
(STATE OR OTHER JURISDICTION OF     (PRIMARY STANDARD        (I.R.S. EMPLOYER
        INCORPORATION                  INDUSTRIAL           IDENTIFICATION NO.)
       OR ORGANIZATION)           CLASSIFICATION NUMBER)

                            4 PARK PLAZA, SUITE 1000
                            IRVINE, CALIFORNIA 92614
                                 (949) 250-8002
     -----------------------------------------------------------------------
     (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                                 NOT APPLICABLE
------------------------------------------------------------------------------
                    (FORMER NAME, FORMER ADDRESS AND FORMER
                   FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   X           NO
    -----            -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    INDICATE THE NUMBER OF SHARES OUTSTANDING AND EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

       CLASS                              OUTSTANDING AT NOVEMBER 2, 2001
       -----                              -------------------------------
     COMMON STOCK                                   102,993,129


===============================================================================

                         PART I. FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                                   EXULT, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (amounts in thousands except per share amounts)



                                                                DECEMBER 31, 2000   SEPTEMBER 30, 2001
                                                                -----------------   ------------------
                                                                                      (unaudited)
                            ASSETS
Current Assets:
  Cash and cash equivalents.................................    $         94,890   $       178,763
  Investments...............................................               5,000             2,710
  Accounts receivable.......................................              17,713            21,370
  Prepaid expenses and other current assets.................               8,182            15,734
                                                                ----------------   ---------------
         Total Current Assets...............................             125,785           218,577
Property and equipment, net.................................              24,945            35,014
Intangibles assets, net.....................................              36,447            30,142
Other assets................................................              17,004            15,498
                                                                ----------------   ---------------
         Total Assets.......................................    $        204,181   $       299,231
                                                                ================   ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................    $          3,475   $         8,825
  Accrued liabilities.......................................              24,858            38,908
  Current portion of long-term obligations..................               4,419             5,795
                                                                ----------------   ---------------
         Total Current Liabilities                                        32,752            53,528
                                                                ----------------   ---------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $0.0001 par value;
    Authorized -- 500,000 shares;
    Issued and outstanding -- 90,956 at December 31, 2000
      and 102,956 at September 30, 2001 (unaudited).........                   9                10
  Additional paid-in capital................................             284,393           416,686
  Deferred compensation.....................................              (2,757)           (1,901)
  Cumulative translation adjustments........................                  --               103
  Accumulated deficit.......................................            (110,216)         (169,195)
                                                                ----------------   ---------------
         Total Stockholders' Equity.........................             171,429           245,703
                                                                ----------------   ---------------
         Total Liabilities and Stockholders' Equity.........    $        204,181   $       299,231
                                                                ================   ===============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                   EXULT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share amounts)
                                   (unaudited)

                                                          THREE MONTHS ENDED --                       NINE MONTHS ENDED --
                                                    --------------------------------------   --------------------------------------
                                                    SEPTEMBER 30, 2000  SEPTEMBER 30, 2001   SEPTEMBER 30, 2000  SEPTEMBER 30, 2001
                                                    ------------------  ------------------   ------------------  ------------------
Revenue.........................................    $          20,878   $          75,332    $          34,627   $         183,114
Cost of revenue.................................               30,119              77,684               48,262             205,300
                                                    -----------------   -----------------    -----------------   -----------------
Gross loss......................................               (9,241)             (2,352)             (13,635)            (22,186)
                                                    -----------------   -----------------    -----------------   -----------------
Expenses:
  Product development...........................                1,902                 822                4,265               3,808
  Selling, general and administrative(1)........                5,650               6,861               22,278              26,765
  Depreciation and amortization.................                2,322               2,891                5,885               9,019
                                                    -----------------   -----------------    -----------------   -----------------
     Total expenses.............................                9,874              10,574               32,428              39,592
                                                    -----------------   -----------------    -----------------   -----------------
Loss from operations............................              (19,115)            (12,926)             (46,063)            (61,778)
  Interest income, net..........................                1,475               1,055                3,719               2,799
                                                    -----------------   -----------------    -----------------   -----------------
Net loss........................................    $         (17,640)  $         (11,871)   $         (42,344)  $         (58,979)
                                                    =================   =================    =================   =================

Net loss per common share:
  Basic and diluted.............................    $           (0.21)  $           (0.12)   $           (0.98)  $           (0.63)
                                                    ==================  ==================   ==================  ==================

Weighted average number of common shares
  Outstanding:
    Basic and diluted...........................               84,932              99,497               43,295              94,323
                                                    =================   =================    =================   =================

----------
(1) Includes $7,334 of business optimization costs for the nine months ended September 30, 2001.












              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EXULT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)


                                                                           NINE MONTHS ENDED --
                                                                 ---------------------------------------
                                                                 SEPTEMBER 30, 2000   SEPTEMBER 30, 2001
                                                                 ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................      $         (42,344)   $         (58,979)
  Adjustments to reconcile net loss to net cash
    used in operating activities--
      Depreciation and amortization........................                  5,885               10,849
      Stock option charges.................................                     79                2,192
      Write-off of intangible assets.......................                     --                2,165
  Changes in operating assets and liabilities--
    Investments............................................                 (5,000)               2,290
    Receivables............................................                (16,859)              (3,657)
    Prepaid expenses and other current assets..............                 (5,664)              (7,552)
    Other assets...........................................                    (89)               1,506
    Accounts payable.......................................                  3,971                5,350
    Accrued liabilities....................................                 21,178               14,050
                                                                 -----------------    -----------------
        Net cash used in operating activities..............                (38,843)             (31,786)
                                                                 -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and intangible assets....                (17,942)             (14,367)
                                                                 -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock................                 71,128                   --
  Proceeds from issuance of common stock...................                 62,146              127,148
  Proceeds from exercise of stock options..................                    289                2,954
  Payments on long-term obligations........................                    (67)                (246)
                                                                 -----------------    -----------------
        Net cash provided by financing activities..........                133,496              129,856
                                                                 -----------------    -----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH....................                     --                  170
                                                                 -----------------    -----------------

Net increase in cash and cash equivalents..................                 76,711               83,873
Cash and cash equivalents, beginning of period.............                 39,199               94,890
                                                                 -----------------    -----------------
Cash and cash equivalents, end of period...................      $         115,910    $         178,763
                                                                 =================    =================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest...............................................      $              29    $              60
                                                                 =================    =================
    Income taxes...........................................      $              18    $             168
                                                                 =================    =================

SUMMARY OF NON-CASH FINANCING ACTIVITIES:
  Common stock warrants and options issued for services....      $              79    $               4
                                                                 =================    =================
  Acquisition of equipment through capital lease...........      $             243    $           1,621
                                                                 =================    =================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The unaudited consolidated financial statements of Exult, Inc. and subsidiaries ("Exult" or the "Company") have been prepared by Exult's management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. A consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

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

Segment Information and Concentration of Revenue/Credit Risk

    Management has determined that the Company operates within a single operating segment. For the three months ended September 30, 2000 and 2001, 79% and 82%, respectively, of the Company's revenue has been derived from within the United States with the balance being derived primarily from within the United Kingdom. For the nine months ended September 30, 2000 and 2001, 81% and 78%, respectively, of the Company's revenue has been derived from within the United States with the balance being derived primarily from within the United Kingdom.

    During the three months ended September 30, 2000, the Company's three process management clients at that time accounted for approximately 78%, 5% and 5% of revenue. During the nine months ended September 30, 2000, the same three process management clients accounted for approximately 55%, 11% and 10% of revenue. During the latter half of 2000, the Company added two additional process management clients. For the three and nine months ended September 30, 2001, two process management clients, the Company's largest client in the 2000 periods and a new client added during the latter half of 2000, accounted for approximately 43% and 40%, respectively, of revenue in the three-month period and 48% and 38%, respectively, of revenue in the nine-month period. No other client accounted for more than 10% of revenue in the 2000 and 2001 periods. The Company believes that the resulting concentration of credit risk in its receivables, with respect to the limited client base, is substantially mitigated by the credit evaluation process. To date, bad debt write-offs have not been significant.

Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted in certain instances for entities with fiscal years beginning after March 15, 2001. The Company does not expect that adoption of SFAS No. 142 will have a material impact on its consolidated financial position or results of operations.

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

                                   EXULT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

    On October 12, 2000, Exult and Bank of America signed a non-binding Memorandum of Understanding providing the framework for a broad business relationship, including the provision of business process management services to Bank of America by Exult. The business relationship and process management services transaction were subject to ongoing negotiations and the Memorandum of Understanding established a 60-day time period to reach a definitive agreement. Upon executing the Memorandum of Understanding, Bank of America acquired 5,000,000 investment units, each unit consisting of one share of Exult Common Stock and a warrant to buy one additional share of Exult Common Stock. Each warrant is exercisable for three years at $11.00 per share. The purchase price for the 5,000,000 units was $55,000,000, of which $11,000,000 was paid in cash and the remainder in the form of a promissory note that was later repaid in prepaid rent and intangible assets. The intangible assets are being amortized as a reduction of revenue over the life of the outsourcing agreement. In connection with the issuance of the warrants, the Company incurred a charge of $29,900,000 during the fourth quarter of 2000.

    In June 2001, one of the Company's third-party vendors purchased 1,538,461 shares of the Company's Common Stock for $20,000,000 in cash. In certain circumstances, the third-party vendor may be required by the Company to purchase for cash up to an additional $30,000,000 of the Company's Common Stock in installments over the next four years. The per share purchase price for future installments, if any, is derived from a formula designed to approximate the fair market value of a share of Common Stock for a 30-day period ending each date the third-party vendor is notified by the Company the Company will require a purchase of its Common Stock by the vendor.

    In August 2001, the Company completed a public offering of its Common Stock issuing 8,000,000 shares generating net consideration, after the underwriting discount and estimated offering costs, of approximately $100,317,000.

    In September 2001, another of the Company's third-party vendors purchased 504,200 shares of the Company's Common Stock for $6,000,000 in cash.

3.       BUSINESS OPTIMIZATION COSTS

    Included in selling, general and administrative expense for the nine months ended September 30, 2001, are $3,419,000 of severance costs (including non-cash option acceleration charges of $2,189,000), certain wind-up costs totaling $1,750,000 (including severance costs of $1,000,000) associated with the consolidation of a secondary processing center and a $2,165,000 non-cash charge relating to the write-off of a research database that the Company has determined is no longer a strategic component of its business. In connection with the severance costs and the consolidation of the processing center, the Company plans to terminate 122 employees. All of these business optimization costs were incurred during the quarter ended June 30, 2001.


4.       INCOME TAXES

    The Company did not record a tax provision for any of the three-month and nine-month periods ended September 30, 2000 or 2001, as it had incurred only net operating losses as of these dates. A full valuation allowance is provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets associated therewith.

5.       NET LOSS PER SHARE

    The net loss per share, basic and diluted, for the three-month and nine-month periods ended September 30, 2000 and 2001, was computed using the weighted average number of shares of Common Stock outstanding during the respective periods. The impact of all outstanding shares of Preferred Stock convertible into Common Stock, if any during the respective periods, warrants to purchase Common Stock or Preferred Stock convertible into Common Stock, and stock options to purchase Common Stock were excluded from the respective computations as their impact is antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. When used in this report, the words "may," "will," "should," "predict," "continue," "plans," "expects," "anticipates," "estimates," "intends" and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements under the captions "Business Overview," "Risk Factors," "Results of Operations" and elsewhere in this report concerning, among other things, our goals and strategies, the anticipated scope and results of our business operations, and our ability to:

    o   complete development of our service delivery infrastructure;
    o   obtain new comprehensive process management contracts;
    o successfully implement our comprehensive Exult eHR(SM) solutions for our existing clients and scale our service offering across a broad client base;
    o   establish new client service centers;
    o increase revenue, control expenditures, recognize economies of scale and achieve profitability; and
    o expand our sales and marketing capabilities and our technology and general operating infrastructure.

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


                                BUSINESS OVERVIEW

    Our primary source of revenue is fees we earn for providing our HR business process management services under long-term contracts. We also receive additional revenue from our consulting services. We recognize revenue for our services as the services are performed. Some of the services that we are obligated to provide to our clients are provided by third-party vendors. We may continue to use these vendors, hire replacement vendors, or provide some of these services directly; in any case, we are responsible for the delivery and acceptability of these services. We include in revenue all charges for services that we are contractually obligated to provide to our clients, whether we provide these services directly using our own personnel or through third-party vendors. We pay the third-party vendors for their services, and such costs are included in our cost of revenue. In many cases our initial cost of paying these vendors is equal to our revenue attributable to their services. In order to realize a profit from revenue received in connection with these third-party vendor contracts we must reduce these vendor costs by improving efficiencies, obtaining more favorable pricing, or performing the services ourselves at a lower cost.

    To date, we have typically generated leads for potential process management clients through our management, existing consulting relationships, our board of directors, third-party consultants, contact with key executives at Global 500 corporations or inquiries received directly from such companies. After initial discussions with and qualification of the potential client, we typically enter into a letter of intent with the prospective client which establishes a framework for due diligence and contract negotiations.

    Our contracts are generally structured so that we receive a fee that is no greater than our client's historical cost of operating the functions assumed by us. For some services, we charge fixed fees that are designed to be less than the client's historical costs. For other services, after we achieve a minimum cost reduction and recover certain amounts, we share further savings with our clients in negotiated gain sharing arrangements.

    Once we have signed a contract with a client, we transition its HR processes to our facilities and control. After we have transitioned a client's processes, we work to transform these processes in order to increase efficiencies and reduce costs. Typically the costs we incur during the transition period for the services provided and the transitioning of the client's processes have exceeded the revenue received from the client during the transition period. During the transformation period, we seek to reduce our costs sufficiently to permit us to recover the excess costs incurred during the transition period and to realize a profit for the contract period.

    We incurred a net loss of $10.7 million in 1999, exclusive of a non-cash warrant charge of $4.5 million, and $64.9 million in 2000, exclusive of a non-cash warrant charge of $29.9 million, and expect to incur a net loss in 2001 and potentially in future years. In the next two years, we anticipate making large expenditures to develop our client service capabilities, to expand our sales and marketing capabilities, and to fund the development and expansion of our technology and general operating infrastructures. To the extent that revenue does not increase at a rate commensurate with our increasing costs and expenditures, our future operating results and liquidity could be materially and adversely affected.

                                  RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY AND UNPROVEN BUSINESS MODEL.

    We entered into our first process management contract in December 1999. With the addition of International Paper Company in October 2001, we have six clients under contract for our HR business process management services. We are in the early stages of transition for International Paper and are still transitioning some HR processes for other clients while working on developing our delivery capabilities and transforming processes we have taken over from those clients. Although we are ahead of our planned rate of client acquisition and overall transition, our business model is unproven. Our success depends on our ability to develop and implement a high quality, cost-effective service offering, operate it profitably, produce satisfactory results for our clients and attract new clients. While we have met our development objectives to date and we believe our current clients have perceived our services as beneficial, we have not been in operation long enough to judge whether we can accomplish these objectives. Accordingly, our revenue and income potential and future operating results are uncertain.

WE CURRENTLY DEPEND ON A SMALL NUMBER OF CLIENTS FOR SUBSTANTIALLY ALL OF OUR REVENUE. IF ANY OF THESE CLIENTS WERE TO SUBSTANTIALLY REDUCE OR STOP USING OUR SERVICES, OR IF WE EXPERIENCE SIGNIFICANT, REPEATED PERFORMANCE FAILURES IN PROVIDING SERVICES TO THESE CLIENTS, OUR REPUTATION AND FUTURE REVENUES WOULD BE SERIOUSLY IMPAIRED.

    Bank of America Corporation and BP p.l.c. are the first clients for which we have implemented a comprehensive HR process management solution, and we anticipate revenue from each of these contracts will represent a substantial portion of our revenue through 2001 and possibly in future periods. In the first nine months of fiscal 2001 these two customers accounted for approximately 85.7% of our revenues. Our contracts with these clients are still relatively new and we are continuing to develop our service offering for these clients. Our contract with International Paper is still in early stages of transition. We believe our ability to secure future clients and revenues will be largely dependent upon our ability to perform and achieve the contracted service levels and cost savings for these and other early clients. Each of our process management contracts can be terminated for material breach, significant or repeated performance failures or in certain instances for convenience upon required notice and payment of specified early termination penalties. In addition, Bank of America has the right to terminate its agreement with us if our current Chief Executive Officer or our current Chief Operating Officer ceases to be employed by us (other than due to non-performance, death or disability) within one year after specified contract milestones are met. The early termination penalties may not cover our termination costs and are not intended to replace profits we might have earned. If any of clients were to substantially reduce or stop using our services, or if we experience significant, repeated performance failures, our reputation and future revenues would be seriously impaired. We expect to face similar risks with International Paper and other significant clients until our business model and service offering are more firmly established.

OUR CLIENT CONTRACTS MAY NOT YIELD THE RESULTS WE EXPECT.

    We may from time to time provide estimates of revenues we expect to receive from our significant contracts. These estimates are subject to reduction based upon a number of factors, including those discussed above and as a result of a reduction in contract scope due to client downsizing or partial termination, refusal of some of the clients' third-party vendors to perform their services within the scope of our contract, client retention of specific functions that were expected to be transferred to us and other circumstances within the client's organization. In addition, our receipt of revenue under any particular contract may be delayed if transition of the client's processes to our infrastructure takes longer than anticipated. While our contracts with our clients may contemplate further expansion, this may not occur, and if it does occur, significant additional expenditures by us may be required to fund such expansion. In addition, our process management contracts generally permit our clients to impose financial penalties against us for specified material performance failures.

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

WE MIGHT NOT BE ABLE TO ACHIEVE THE COST SAVINGS REQUIRED TO BECOME PROFITABLE UNDER OUR CONTRACTS.

    We provide many of our services for fixed fees that are generally equal to or less than our clients' historical costs to provide for themselves the services we contract to deliver. Additionally, our contracts generally require a percentage reduction of this fixed fee after a specified period of time, irrespective of our cost of providing these services. As a result, our profitability will depend on our ability to provide services cost-effectively. Achieving the efficiency we need to operate profitably depends upon our ability to develop our process operations and our Exult eHR solution into a standardized management system that can be operated from our client service centers and extended to multiple clients with limited client-specific adaptation and modification. The actual cost reductions we are able to achieve will vary by client for a variety of reasons, including the scope of services we agree to provide, the existing state of our clients' HR departments and processes, and our ability to standardize, centralize, and simplify their processes, notwithstanding the complexity of their existing systems and potential resistance by some parts of the client organization to change. If we miscalculate the resources or time we need to perform under any of our contracts, the costs of providing our services could exceed the fees we receive from our clients, and we would lose money.

OUR EXULT SERVICE DELIVERY MODEL(SM) IS EVOLVING AND REQUIRES
ONGOING DEVELOPMENT.

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

WE EXPECT TO INCUR SIGNIFICANT NET OPERATING LOSSES AND WE MAY NEED TO RAISE ADDITIONAL CAPITAL.

    Since our formation, we have not had a profitable quarter. We incurred a net loss of $64.9 million, exclusive of a non-cash warrant charge of $29.9 million, for the year ended December 31, 2000, and a net loss of $59.0 million for the nine months ended September 30, 2001. For the year ended December 31, 2000 and the nine-month period ended September 30, 2001, we used cash of $60.7 million and $31.8 million, respectively, in operating activities and $23.8 million and $14.4 million, respectively, in investing activities. Expansion of our infrastructure and service capacity, acquiring new client contracts and transitioning their services requires significant capital investment. We may also need cash to make acquisitions and develop new service offerings and technologies. As a result, we expect to incur net losses in 2001 and potentially in future years, and we will need to generate significant revenues to achieve profitability. While we do not enter into contracts for which we expect to incur a loss, and although we estimate and model each of our client contracts to be individually profitable, due to our rapid growth, the expense of creating our company, and other factors, we cannot be certain that we will ever operate profitably, or that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

    o We currently operate three large-scale client service centers, in North Carolina, Scotland and Texas, and we will develop a fourth in Tennessee in connection with our contract with International Paper. These centers are designed to handle our existing client demands and our near-term anticipated growth, but we must open new client service centers in new geographic locations to handle significant additional longer-term growth in our business. We must devote substantial financial and management resources to launch and operate these centers successfully, and we may not select appropriate locations for these centers, open them in time to meet our client service commitments or manage them profitably.

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

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

    Our quarterly operating results have varied in the past and are likely to vary significantly in the future. It is possible that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. If so, the market price of our Common Stock may decline significantly. Factors that may cause our results to fluctuate include:

    o the condition of the market for our HR services and our ability to obtain new client contracts;

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

    o our ability to manage costs, including personnel costs, support services costs and third-party vendor costs; and

    o the timing and cost of anticipated openings or expansions of client service centers.

    We have in the past acquired assets and hired personnel from our clients and issued securities in connection with new contract signings. We expect to continue these practices in the future; although we intend to minimize or avoid the issuance of securities in connection with future new contract signings. Client asset acquisitions and securities issuances may result in amortization expense. In addition, rationalizing headcount following transition of client processes to our systems may result in severance expense. As our business evolves we may from time to time incur "business optimization costs" relating to the implementation of new organization structures, technologies, processes and other changes in our business. These expenses will reduce our reported earnings in the period
                                       10
in which they are recorded; however, we expect that the implementation of the underlying initiatives will enhance profitability in future periods.

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

    In the future, we expect to use overseas vendors to assist in our business, including to provide services to our clients overseas and to take advantage of lower overseas labor costs for some support functions. It may be difficult for us to manage overseas vendors and enforce our rights against them in any disputes, and replacing overseas vendors may involve delay and expense. Use of overseas vendors will involve reduction in domestic headcount, and it may be difficult and costly to replace these personnel, particularly in technical disciplines, if we need to repatriate these operations.

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

    o amortization of intangible assets adversely affecting our reported results of operations;

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

OUR EXECUTIVE OFFICERS, DIRECTORS AND THEIR AFFILIATES CONTROL THE COMPANY.

    Our executive officers, directors and their respective affiliates beneficially own approximately 55% of our outstanding Common Stock. As a result, these stockholders, acting together, have the ability to control matters requiring stockholder approval, including the election of directors and mergers, consolidations and sales of all or substantially all of our assets. These stockholders may have interests that differ from other investors and they may approve actions that other investors vote against or reject actions that other investors have voted to approve. In addition, this concentration of ownership may also have the effect of preventing, discouraging or deferring a change in control of Exult, which, in turn, could depress the market price of our Common Stock.

OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

    The price at which our Common Stock trades has fluctuated significantly and is likely to continue to be highly volatile. From our IPO in June 2000 through September 30, 2001, the sales price of our stock price, as reported on the Nasdaq National Market, has ranged from a low of $7.00 to a high of $19.85. We are a relatively new company with no record of profits, and we utilize the Internet and a technology infrastructure to deliver our services. The share prices for other companies with similar characteristics have at times increased to levels that bore no relationship to their operating performance, and at other times have declined dramatically, even without apparent changes in their business.

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

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR EXISTING INVESTORS COULD CAUSE OUR STOCK PRICE TO DECLINE.

    As of October 12, 2001, of our 102,967,650 outstanding shares, only 14,300,000 have been sold publicly by the Company, and our stockholders have sold only a relatively small number of privately issued shares. Substantially all of our outstanding shares are available for sale in the public market, subject in some cases to compliance with the volume and other limitations of Rule 144.

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

                              RESULTS OF OPERATIONS

    Because of the rapidly evolving nature of our business and our limited operating history, we believe that period to period comparisons of our operating results, including our revenue, gross loss and expenses as a percentage of revenue, should not be relied upon as an indication of our future performance. The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicated:

                                                             THREE MONTHS ENDED --                  NINE MONTHS ENDED --
                                                          -------------------------------     --------------------------------
                                                          SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                             2000              2001                2000               2001
                                                          -------------     -------------     -------------      -------------

         Revenue.......................................     100.0%              100.0%             100.0%              100.0%
         Cost of revenue...............................     144.3               103.1              139.4               112.1
                                                          -------           ---------          ---------           ---------
         Gross loss....................................     (44.3)               (3.1)             (39.4)              (12.1)
                                                          -------           ---------          ---------           ---------
         Expenses:
           Product development.........................       9.1                 1.1               12.3                 2.1
           Selling, general and administrative(1)......      27.1                 9.1               64.3                14.6
           Depreciation and amortization...............      11.1                 3.9               17.0                 4.9
                                                          -------           ---------          ---------           ---------
              Total expenses...........................      47.3                14.1               93.6                21.6
                                                          -------           ---------          ---------           ---------
         Loss from operations..........................     (91.6)              (17.2)            (133.0)              (33.7)
         Interest income, net..........................       7.1                 1.4               10.7                 1.5
                                                          -------           ---------          ---------           ---------
         Net loss......................................     (84.5)%             (15.8)%           (122.3)%             (32.2)%
                                                          =======           =========          =========           =========

         (1) Includes $7.3 million of business optimization costs in the nine-month period ended September 30, 2001. Excluding such costs, selling, general and administrative expense was 10.6% of revenue.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

    REVENUE. Revenue for the three months ended September 30, 2001 was $75.3 million as compared to $20.9 million for the three-month period ended September 30, 2000. In January 2000, we began to generate revenue under our process management contracts and for the three-month period ended September 30, 2000, revenue from our first three process management clients was $18.4 million, or 88.3% of revenue. We added two new process management clients during the latter half of 2000, from whom we began to generate significant revenue in 2001. Thus, for the three months ended September 30, 2001, revenue from our then five process management clients was $70.6 million, or 93.7% of revenue. The balance of revenue for the September 2001 and 2000 three-month periods was derived primarily from consulting clients. As our process management business expands, we expect the relative contribution of revenue derived from consulting clients to continue to decrease.

    The revenue increase for the three months ended September 30, 2001 principally resulted from the continued transition of service responsibility to Exult under our initial three process management contracts, as well as revenue generated from the addition of the two new process management clients. For the three months ended September 30, 2001 and 2000, one process management client accounted for 43.0% and 77.7%, respectively, of revenue. A second process management client accounted for 40.4% of revenue in the 2001 period and no revenue in the 2000 period. For the three months ended September 30, 2001 and 2000, no other client accounted for more than 10.0% of revenue.

    COST OF REVENUE. Cost of revenue for the three months ended September 30, 2001 and 2000, was $77.7 million, or 103.1% of revenue, and $30.1 million, or 144.3% of revenue, respectively. Cost of revenue consists primarily of expenses associated with third-party vendors that we manage who provide services for our clients within the scope of our contracts, compensation and benefits paid to our employees who are directly involved in providing our services, computer and communications equipment costs and services, and facilities costs. The increase in cost of revenue for the three months ended September 30, 2001 principally resulted from the continued transition of service responsibility to Exult under our initial five process management contracts and the continuing expansion of our infrastructure and service capacity. We operated one client service center during the first six months of 2000, opened a second in the latter half of 2000 and began operating our third center during the first quarter of 2001. We have incurred, and may continue to incur, negative gross margins as we continue to transition and transform our clients' HR processes.

    PRODUCT DEVELOPMENT EXPENSE. Product development expense for the three months ended September 30, 2001 and 2000, was $822,000, or 1.1% of revenue, and $1.9 million, or 9.1% of revenue, respectively. Product development expense consists primarily of consultant costs and the compensation of our employees who are directly associated with the development of our product features and

Internet software and capabilities. During the quarter ended September 30, 2001, we capitalized $1.0 million of related expenditures resulting in a total product development effort of $1.8 million for the period. Similarly in the 2000 period, we capitalized $847,000 of related expenditures resulting in a total product development effort of $2.7 million for that period. The $929,000 decrease in the overall product development effort was primarily related the deployment of personnel and other resources to direct client activities.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the three months ended September 30, 2001 and 2000, was $6.9 million, or 9.1% of revenue, and $5.7 million, or 27.1% of revenue, respectively. Selling, general and administrative expense generally consists of compensation for employees engaged in marketing, promoting and selling our services, and for management and administrative personnel. Selling, general and administrative expense also includes third-party consulting and marketing expenditures, as well as facilities and office costs, and legal, accounting and recruiting fees and expenses. Selling, general and administrative expense increased in amount for the three months ended September 30, 2001 as compared to the 2000 period primarily as the result of increased due diligence and sales expense associated with increased contracting activity, as well as, the ongoing build of our sales and administrative infrastructure since the 2000 period; however, these costs grew at a slower rate than our overall revenue growth and decreased as a percentage of revenue.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the three months ended September 30, 2001 and 2000, was $2.9 million, or 3.9% of revenue, and $2.3 million, or 11.1% of revenue, respectively. Included in the 2001 and 2000 amounts was $2.1 million and $1.0 million, respectively, of depreciation and amortization expense from property and equipment. Also included in the 2001 and 2000 amounts was intangible asset amortization of $546,000 and $1.1 million, respectively, and $285,000 and $285,000, respectively, of deferred compensation amortization. The increase in depreciation and amortization from property and equipment reflects the continuing build out of our infrastructure and service delivery capabilities.

    INTEREST INCOME, NET. Interest income, net for the three months ended September 30, 2001 and 2000 consisted of interest income of $1.3 million and $2.2 million, respectively, partially offset by interest expense of $216,000 and $685,000, respectively. Interest income is generated primarily from short-term investing of cash in excess of current requirements. The decrease in interest income in the 2001 period as compared to the 2000 period is principally the result of lower interest rates in the 2001 period. Interest expense is associated with certain capitalized leases and the debt incurred to purchase the Gunn Partners, Inc. assets in November 1999.

    INCOME TAXES. We have incurred losses since we were founded in 1998, resulting in federal and state net operating loss carryforwards which expire beginning in 2020 and 2008, respectively. A full valuation allowance has been provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets.

    NET LOSS. The foregoing resulted in a net loss for the three-month periods ended September 30, 2001 and 2000, of $11.9 million, or $0.12 per basic and diluted share, and $17.6 million, or $0.21 per basic and diluted share, respectively. We expect to continue to incur losses at least through the first half of 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

    REVENUE. Revenue for the nine months ended September 30, 2001 was $183.1 million as compared to $34.6 million for the nine-month period ended September 30, 2000. In January 2000, we began to generate revenue under our process management contracts and for the nine-month period ended September 30, 2000 revenue from our first three process management clients was $26.3 million, or 76.0% of revenue. We added two new process management clients during the latter half of 2000, from whom we began to generate significant revenue in 2001. Thus, for the nine months ended September 30, 2001, revenue from our then five process management clients was $170.2 million, or 92.9% of revenue. The balance of revenue for the September 2000 and 2001 nine-month periods was derived primarily from consulting clients. As our process management business expands, we expect the relative contribution of revenue derived from consulting clients to continue to decrease.

    The revenue increase for the nine months ended September 30, 2001 principally resulted from the continued transition of service responsibility to Exult under our initial three process management contracts, as well as revenue generated from the addition of two new process management clients. For the nine months ended September 30, 2001 and 2000, one process management client accounted for 47.7% and 55.4%, respectively, of revenue. A second process management client accounted for 38.0% of revenue in the 2001 period and no revenue in the 2000 period. For the nine months ended September 30, 2001, no other client accounted for more than 10.0% of revenue.

    COST OF REVENUE. Cost of revenue for the nine months ended September 30, 2001 and 2000, was $205.3 million, or 112.1% of revenue, and $48.3 million, or 139.4% of revenue, respectively. Cost of revenue consists primarily of expenses associated with third-party vendors that we manage who provide services for our clients within the scope of our contracts, compensation and benefits paid to our employees who are directly involved in providing our services, computer and communications equipment costs and services, and facilities costs. The increase in cost of revenue for the nine months ended September 30, 2001 principally resulted from the continued transition of service responsibility to Exult under our five process management contracts and the continuing expansion of our infrastructure and service capacity. We operated one client service center during the first six months of 2000, opened a second in the latter half of 2000 and began operating our third center during the first quarter of 2001. We have incurred, and may continue to incur, negative gross margins as we continue to transition and transform our clients' HR processes.

    PRODUCT DEVELOPMENT EXPENSE. Product development expense for the nine months ended September 30, 2001 and 2000, was $3.8 million, or 2.1% of revenue, and $4.3 million, or 12.3% of revenue, respectively. Product development expense consists primarily of consultant costs and the compensation of our employees who are directly associated with the development of our product features and Internet software and capabilities. During the nine months ended September 30, 2001, we capitalized $2.4 million of related expenditures resulting in a total product development effort of $6.2 million for the period. Similarly in the 2000 period, we capitalized $847,000 of related expenditures resulting in a total product development effort of $5.1 million for that period. The $1.1 million increase in the overall product development effort was primarily related to the hiring of consultants and employees.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the nine months ended September 30, 2001 and 2000, was $26.8 million, or 14.6% of revenue, and $22.3 million, or 64.3% of revenue, respectively. Selling, general and administrative expense generally consists of compensation for employees engaged in marketing, promoting and selling our services, and for management and administrative personnel. Selling, general and administrative expense also includes third-party consulting and marketing expenditures, as well as facilities and office costs, and legal, accounting and recruiting fees and expenses. Also included in selling, general and administrative expense for the nine months ended September 30, 2001, were business optimization costs which consist of severance charges of $3.4 million (including non-cash option acceleration charges of $2.2 million), certain wind-up costs resulting in a $1.7 million charge (including severance costs of $1.0 million) associated with the consolidation of a secondary processing center into our primary operating centers and a $2.2 million non-cash charge arising from the write-off of an intangible asset acquired from Gunn Partners, Inc. We call these charges "business optimization costs" because they reflect our pursuit of enhanced efficiency and profitability as our operating scale increases and our business progresses toward operational maturity. We may incur similar business optimization costs from time to time as we implement new organization structures, technologies, processes and other changes in our business.

    Exclusive of the business optimization costs, selling, general and administrative expense for the nine months ended September 30, 2001 was $19.4 million, or 10.6% of revenue. After excluding these charges, the decrease in both amount and as a percentage of revenue for the nine months ended September 30, 2001 primarily resulted from the deployment of personnel and other resources to direct client activities, at which time the costs associated with such employees were included in cost of revenue.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the nine months ended September 30, 2001 and 2000, was $9.0 million, or 4.9% of revenue, and $5.9 million, or 17.0% of revenue, respectively. Included in the 2001 and 2000 amounts was $5.8 million and $1.8 million, respectively, of depreciation and amortization expense from property and equipment. Also included in the 2001 and 2000 amounts was intangible asset amortization of $2.4 million and $3.2 million, respectively, and $856,000 and $885,000, respectively, of deferred compensation amortization. The increase in depreciation and amortization from property and equipment reflects the continuing build out of our infrastructure and service delivery capabilities.

    INTEREST INCOME, NET. Interest income, net for the nine months ended September 30, 2001 and 2000 consisted of interest income of $3.4 million and $4.8 million, respectively, partially offset by interest expense of $594,000 and $1.1 million, respectively. Interest income is generated primarily from short-term investing of cash in excess of current requirements. The decrease in interest income in the 2001 period as compared to the 2000 period is principally the result of lower interest rates in the 2001 period. Interest expense is associated with certain capitalized leases and the debt incurred to purchase the Gunn Partners, Inc. assets in November 1999.

    INCOME TAXES. We have incurred losses since we were founded in 1998, resulting in federal and state net operating loss carryforwards which expire beginning in 2020 and 2008, respectively. A full valuation allowance has been provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets.

    NET LOSS. The foregoing resulted in a net loss for the nine-month periods ended September 30, 2001 and 2000, of $59.0 million, or $0.63 per basic and diluted share, and $42.3 million, or $0.98 per basic and diluted share, respectively. For the nine months ended September 30, 2001, the net loss, exclusive of the $7.3 million of business optimization costs discussed in the selling, general and administrative expense section above, was $51.6 million, or $0.55 per basic and diluted share. For the nine months ended September

30, 2000, the loss per basic and diluted share, assuming the conversion of all of the then outstanding shares of Preferred Stock, was $0.55. We expect to continue to incur losses until at least the first half of 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception in October 1998, we have financed our operations primarily with equity contributions including private placement sales of our capital stock for consideration of approximately $1.0 million in 1998, $55.1 million in 1999, $161.3 million in 2000 and $26.0 million in the nine months ended September 30, 2001; the net proceeds from our June 2000 initial public offering plus the August 2001 follow-on public offering of $157.0 million; and, to a lesser extent, by cash generated from our business and the exercise of stock options and warrants. The $161.3 million from equity contributions in 2000 included non-cash items of $29.9 million from warrants issued in connection with the sale of Common Stock and $44.0 million of indebtedness owed to us that was subsequently satisfied with prepaid rent and an intangible asset in connection with one of our business process management contracts. The intangible asset is being amortized as a reduction of revenue over the life of the contract.

    Net cash used in operating activities was $31.8 million and $38.8 million for the nine months ended September 30, 2001 and 2000, respectively. We obtained our first three process management contracts in December 1999 and January 2000 and began generating revenue from these contracts during the first quarter of 2000. We obtained two additional process management contracts during the second half of 2000 and began generating revenue from both of these agreements by the first quarter of 2001. During the nine-month periods ended September 30, 2001 and 2000, we continued using operating cash to pursue additional business opportunities and the development of our corporate infrastructure. We also expended operating cash in support of revenue generated by our process management contracts and to fund the transition and transformation costs associated with these process management contracts. Cash used in investing activities was $14.4 million in the 2001 period and $17.9 million in the 2000 period and was used to construct and expand our client service centers and our internal systems. We generated $126.3 million and $129.1 million in cash from financing activities during the nine months ended September 30, 2001 and 2000, respectively, primarily from private placements of our equity securities and the August 2001 and June 2000 public offerings of our Common Stock. During the nine months ended September 30, 2001 and 2000, we also generated $3.8 million and $4.5 million, respectively, in cash primarily from the exercise of stock options and purchases of Common Stock under our employee stock purchase plan.

    We expect to generate negative operating cash flow for at least the remainder of 2001 as we continue to incur losses from operations. We also expect to continue our investments in property and equipment to support the expansion and renovation of our facilities, including our existing client service centers, and to purchase related computer and other equipment necessary to support our client contracts and growth. We believe that our current cash on hand will be sufficient to satisfy our working capital requirements for at least the next 12 months. In addition, from time to time in the ordinary course of business, we evaluate potential acquisitions of related businesses, assets, services and technologies. Such acquisitions, if completed, may require significant cash expenditures.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted in certain instances for entities with fiscal years beginning after March 15, 2001. The Company does not expect that adoption of SFAS No. 142 will have a material impact on its consolidated financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

                           PART II. OTHER INFORMATION.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) On September 26, 2001, we sold 504,200 shares of Common Stock to SmartForce for an aggregate purchase price of $5,999,980 in cash. This transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

         During the period from July 1, 2001 through September 30, 2001, we issued an aggregate of 663,565 shares of Common Stock to fifty-one current and former employees for an aggregate purchase price of $1,333,791 upon the exercise of stock options. Also during the same period, we sold 11,943 shares of Common Stock to SSI (U.S.) Inc. for an aggregate purchase price of $18,750 upon exercise of a warrant. These transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof (for the warrant transaction) and Rule 701 thereunder (for the option transactions).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         The following Exhibits are incorporated herein by reference.

         EXHIBIT
         NUMBER                                 DESCRIPTION
         -------                                -----------
           2.1*     Asset Purchase Agreement by and among Exult, Inc., Gunn
                    Partners, Inc., the shareholders of Gunn Partners, Inc. and
                    Michael Gibson dated as of November 22, 1999.
           3.1*     Fourth Amended and Restated Certificate of Incorporation of
                    Exult, Inc.
           3.2*     Amended and Restated Bylaws of Exult, Inc.
         10.32**    Addendum 1 to Master Services Agreement between Exult, Inc.
                    and Bank of America Corporation dated as of March 15, 2001.
         10.33**    Addendum 2 to Master Services Agreement between Exult, Inc.
                    and Bank of America Corporation dated as of September 10,
                    2001.
----------
* Previously filed with the Company's Registration Statement on Form S-1 Registration No. 333-31754, and incorporated herein by reference.

** Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and filed separately with the Securities and Exchange Commission.


(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, as amended, the undersigned has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 2001.

                                 EXULT, INC.

                                 By:  /s/          JAMES C. MADDEN, V
                                      ----------------------------------------
                                                James C. Madden, V
                                      Chief Executive Officer, President, and
                                               Chairman of the Board
                                           (principal executive officer)


                                 By:  /s/           MICHAEL F. HENN
                                      ----------------------------------------
                                                  Michael F. Henn
                                      Executive Vice President, Treasurer and
                                              Chief Financial Officer
                                           (principal financial officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                       DESCRIPTION
--------                                     ------------
  2.1*           Asset Purchase Agreement by and among Exult, Inc., Gunn
                 Partners, Inc., the shareholders of Gunn Partners, Inc. and
                 Michael Gibson dated as of November 22, 1999.
  3.1*           Fourth Amended and Restated Certificate of Incorporation of
                 Exult, Inc.
  3.2*           Amended and Restated Bylaws of Exult, Inc.
10.32**          Addendum 1 to Master Services Agreement between Exult, Inc. and
                 Bank of America Corporation dated as of March 15, 2001.
10.33**          Addendum 2 to Master Services Agreement between Exult, Inc. and
                 Bank of America Corporation dated as of September 10, 2001.
----------
* Previously filed with the Company's Registration Statement on Form S-1 Registration No. 333-31754, and incorporated herein by reference.

** Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and filed separately with the Securities and Exchange Commission.