Form 10-K
period 2001-12-31
EXULT INC
filed 2002-04-01
CIK 1108341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.0001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant as of March 1, 2002 was approximately $523,537,000 (based upon the closing price on the Nasdaq National Market on that date).

The number of shares of Common Stock of the registrant outstanding as of March 1, 2002 was 104,737,307.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates by reference certain information from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2002, which will be filed with the Commission not later than April 30, 2002.

       INFORMATION REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

    This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. When used in this report, the words "may," "will," "should," "predict," "continue," "plans," "expects," "anticipates," "estimates," "intends" and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements under the captions "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report concerning, among other things, our goals and strategies, the anticipated scope and result of our business operations, and our ability to:

    o   complete development of our service delivery infrastructure;

    o   obtain new comprehensive process management contracts;

    o successfully implement our comprehensive Exult eHR solutions for our existing clients and scale our service offering across a broad client base;

    o   establish new client service centers;

    o increase revenue, control expenditures, recognize economies of scale and achieve profitability; and

    o expand our sales and marketing capabilities and our technology and general operating infrastructure.

    These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. We have not yet proven our business model and must invest substantial resources to build our service capabilities. It is not certain that our Exult eHR solution will perform as anticipated. The market in which we operate is competitive and other service providers may be more effective at selling or delivering human resources process management services. These and other risks and uncertainties are described in this report under the heading "Risk Factors" and in our other filings made from time to time with the Securities and Exchange Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

    This report contains estimates of market size and growth related to the human resources business process outsourcing market, the use of the Internet, the Global 500 and other industry data. These estimates have been included in studies published by Dataquest, a division of GartnerGroup and Fortune Magazine. These estimates contain certain assumptions regarding current and future events, trends and activities. Although we believe that these estimates are generally indicative of the matters reflected in those studies, these estimates are inherently imprecise, and we caution you to read these estimates in conjunction with the rest of the disclosure in this report, particularly the "Risk Factors" section.

                               TABLE OF CONTENTS



PART I                                                                                                          PAGE
------                                                                                                          ----
Item 1.            BUSINESS (including Risk Factors beginning on page 13).........................................1

Item 2.            PROPERTIES....................................................................................22

Item 3.            LEGAL PROCEEDINGS.............................................................................23

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................23

Executive Officers and Certain Significant Employees of the Registrant...........................................24




PART II
-------
Item 5.            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS...........................................................................26

Item 6.            SELECTED FINANCIAL DATA.......................................................................27

Item 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS...........................................................28

Item 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK...................................................................................35

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................35

Item 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE...........................................................35



PART III
--------
Item 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................36

Item 11.           EXECUTIVE COMPENSATION........................................................................36

Item 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT................................................................................36

Item 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................36



PART IV
-------
Item 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K...................................................................................37

SIGNATURES         ..............................................................................................40

Financial Statements............................................................................................F-1


                                     PART I

ITEM 1.    BUSINESS.

OVERVIEW

    Our mission is to be the leading provider of outsourced HR services to Global 500 corporations. We design our services to enable Global 500 corporations to enhance human capital productivity, reduce HR costs, streamline HR processes and provide superior HR services to their employees. We provide comprehensive, integrated HR process management through our Exult eHR(SM) solution, which includes:

    o   HR process management expertise;

    o   shared client service centers;

    o   expert HR process consulting capabilities;

    o   our myHR(SM) web-enabled applications; and

    o   management of third-party vendor relationships.

    The broad spectrum of process management services we provide through our eHR(SM) solution is grouped into five major categories:

    o   payroll production;

    o   rewards;

    o   life events;

    o   advice & information; and

    o   finance & accounting.

     Our shared service centers operate in North Carolina, Scotland, Tennessee and Texas and house the personnel and systems that manage our clients' transaction, production and service center requirements. Our myHR(SM) applications are designed to enable our clients and their employees to access and manage HR information via the Internet in a self-service environment. We have seven HR outsourcing clients: Bank of America Corporation, BP p.l.c., International Paper Company, Pactiv Corporation, Prudential Financial, Tenneco Automotive and Unisys Corporation. In addition, we have many process consulting clients, including Diageo PLC, Pechiney, Siemens AG and Unilever PLC.

INDUSTRY BACKGROUND

    HUMAN RESOURCES DEPARTMENTS IN THE GLOBAL 500. According to the Global 500 List for the Year 2001 published by Fortune Magazine, Global 500 corporations employed more than 24 million people in 2000, and the median number of employees for a Global 500 corporation was approximately 60,000, in multiple locations and countries. An employee base of this magnitude presents logistical complexities, and the human resources functions of Global 500 corporations are often complicated by multiple human resources groups for different business units and the lack of central information repositories and coordinated communications infrastructures. As a result, the HR operational processes of large corporations often are redundant and inefficient. In addition, the large number of third-party vendors typically used by a human resources department to handle discrete functions complicates HR process management. By necessity, HR departments typically devote most of their resources to administrative functions rather than strategic planning and initiatives. At the same time, corporations that extend cost-cutting to their HR departments often focus more on reducing staff than on reengineering service delivery.

    THE EMERGENCE OF HR PROCESS OUTSOURCING. Many large corporations outsource discrete, non-core functions of their operations, such as payroll, tax filings and benefits administration. According to Dataquest, the worldwide HR outsourcing market is projected to grow from approximately $26.2 billion in 1999 to approximately $76.4 billion in 2004. The market for multi-process HR outsourcing is relatively new. We believe that approximately 300 of the Global 500 are viable candidates for HR outsourcing provided by Exult. Based on the median employee base and our estimates of annual spending per employee for services that we perform, we estimate that the addressable market for our services consists of annual spending of approximately $29 billion per year. Comprehensive HR process outsourcing for large corporations is difficult and requires a well-developed service delivery infrastructure and significant expertise in analyzing, providing and managing HR processes across many divisions and third-party vendors, and using policies, procedures, operations and technologies that yield superior performance as measured by productivity, cost, quality and customer satisfaction metrics.

    EXPANSION OF THE INTERNET. The Internet facilitates interactive communications among large groups of individuals in multiple geographic locations. To date, however, we believe that HR organizations have not fully utilized the Internet and web-enabled processes and systems because they have not broadly implemented mechanisms for effectively centralizing and organizing the large amount of information and electronic transmissions generated by processes within the HR organization. Accordingly, we believe the Internet's use in HR departments has been largely limited to one-on-one e-mail communications or process-specific internal networks, often provided by third parties, which do not integrate into a seamless information source for the company or its employees.

OUR STRATEGY

    We rely upon the following strategic elements in the development and management of our business:

    o TARGET GLOBAL 500 CORPORATIONS AS CLIENTS. Global 500 corporations generally have operations spread across multiple business units and locations. We believe the magnitude and complexity of these corporations and their resulting HR needs make them ideal candidates for our comprehensive Exult eHR(SM) process management services.

    o ESTABLISH LONG-TERM CLIENT RELATIONSHIPS. We pursue long-term contracts to reengineer and manage our clients' HR processes. We believe long-term contracts foster mutual commitment and shared goals with our clients, and best enable us to transform client HR processes to our infrastructure and best practices. The long-term nature of our contracts also gives us greater visibility of future revenue streams and better information for determining future investment decisions.

    o PROVIDE BROADLY INTEGRATED PROCESS MANAGEMENT SERVICES. We have designed a service offering that covers approximately 25 specific human resources and related processes in the areas of payroll production, rewards, life events, advice & administration, and finance & accounting. This enables us to offer clients a comprehensive service for integrated management of many or all HR processes, which we believe enhances the efficiency and effectiveness of our clients' HR operations.

    o INCREASE EFFICIENCIES BY SHARING RESOURCES OVER A BROAD CLIENT BASE. We combine shared service centers, internal process capabilities, and strategic relationships with selected vendors into an integrated service delivery infrastructure that enables us to deliver efficient, large-scale HR process management services to multiple clients. Our shared client service centers in North Carolina, Scotland, Tennessee and Texas are designed to handle multiple clients and utilize automated processes and technology to provide efficient client service and achieve economies of scale. We combine our internal process capabilities for core functions, including payroll and HR information systems, with our strategic relationships with third-party providers, to make our integrated service offering comprehensive and efficient.

    o USE OUR MYHR(SM) APPLICATIONS TO ENHANCE HR PERFORMANCE. We use emerging technologies and our myHR systems and applications to connect the people, processes, technologies and third-party vendors involved in our clients' HR organizations and to provide a comprehensive central repository of company and employee data. We help our clients implement database and interconnectivity tools to easily access, evaluate and use HR information to further their strategic business objectives. Our myHR(SM) applications operate behind secure Internet firewalls and are designed to enable our clients' personnel to access information and employee productivity tools and communicate freely with other people throughout the organization. myHR(SM) is designed to enable our clients' employees to perform both HR and non-HR tasks and encourage employees to become more self-sufficient in handling many day-to-day HR functions, while enhancing communication and efficiency throughout our clients' organizations.

OUR EXULT EHR(SM) SOLUTION

    Our Exult eHR(SM) solution combines a broad process management services offering, shared service center resources and service delivery, third-party vendor management, and strategic consulting expertise, and is designed to simplify and standardize our clients' HR practices and procedures and deliver improved management information and employee communications at significant cost savings.

SERVICES

    Our Exult eHR(SM) solution includes a broad spectrum of process management services grouped into five major categories, as follows:

Payroll Production

    We manage clients' payroll processes and related production requirements so as to reduce our clients' investment of internal resources in transaction processing. Our payroll and production services include:

    o   Payroll disbursements and reporting;

    o   Related systems and data administration;

    o   Tax withholding and reporting;

    o   Banking interfaces;

    o   Time and attendance administration; and

    o   Wage attachments.

Rewards

    We manage compensation and benefit programs that are designed to reduce our clients' internal process and administration burdens. Our services in this area include:

    o   Benefits enrollment and administration;

    o   Pension plan administration;

    o   401(k) plan administration;

    o   Salary review planning;

    o   Performance management; and

    o   Salary and bonus compensation administration.

Life Events

    We process and manage clients' workforce changes in order to help our clients effectively develop and deploy their human capital. Our services in this area include:

    o   Recruiting and staffing functions;

    o   Training administration;

    o   Expatriation and repatriation administration;

    o   Domestic relocation; and

    o   Severance administration.

Advice & Information

    We manage HR systems and information for our clients, enabling us to capture, track, modify and report large amounts of employee-related data. We use this data to help our clients manage various HR functions, including:

    o   HRIS reporting;

    o   HR systems management and support;

    o   Performance management;

    o   Employee data and records management;

    o   Organization development;

    o   Employee development;

    o   HR strategy;

    o   Labor relations and employee relations; and

    o   Policy and legal compliance.

Finance & Accounting

    We manage accounts payable processes, including disbursements and reconciliation. These services are designed to streamline our clients' back office transaction processing, and include:

    o   Accounts payable;

    o   Travel and entertainment expense reimbursements;

    o   Payroll accounting;

    o   Benefits accounting; and

    o Fixed asset accounting.

SHARED RESOURCES AND SERVICE DELIVERY

    We deliver our process management services through an infrastructure of client service centers, web-enabled technology systems, functional applications, and third-party service providers. Our model involves leveraging shared resources to provide exemplary HR process management while achieving economies of scale, which we believe enables us to deliver improved HR services at a reduced cost.

Client Service Centers

    We operate four client service centers, in North Carolina, Scotland, Tennessee and Texas. These centers house the personnel and systems we use to manage our clients' transaction, production and service center requirements, including customer service representatives and production operations staff for functions such as payroll processing, benefits administration, training administration, and information technology support and maintenance. These client service centers also contain systems and technology, such as contact/case management systems, imaging and workflow, and HR application software and databases. Our clients' employees can communicate with the client service centers online through myHRSM or by phone, fax, or e-mail.

    We acquired the Texas center at the end of 1999. This center had been providing payroll and related services for Tenneco Automotive and Pactiv Corporation, and we entered into agreements to continue to provide those services to Tenneco and Pactiv when we acquired the center. We have invested heavily in developing this center into a broad platform from which we deliver process management services to multiple clients.

    We established the Scotland center during 2000 specifically to accommodate our United Kingdom service center requirements. We selected Scotland because of its accessibility, educated English-speaking workforce, relatively low cost of doing business, and European Union membership. The Scotland center currently manages the processes we provide to BP in the United Kingdom, as well as our own United Kingdom internal processing requirements. In addition, the Scotland center can accommodate additional client demands, and we anticipate that it will play a significant role in service delivery to future clients in the U.K., continental Europe, and other parts of the world, including North America.

    We acquired the North Carolina facility in early 2001 in connection with the signing of our process management contract with Bank of America Corporation. This was a facility that Bank of America was then using to provide for itself some of the HR process management services we have agreed to handle. We will continue adapting this facility to our own systems. Our ability to retain key managers and operate the center during conversion contributed to our ability to transition Bank of America's HR processes relatively quickly.

    We acquired the Tennessee facility in early 2002 in connection with the signing of our process management contract with International Paper Company. This was a facility that International Paper was then using to provide for itself some of the HR process management services we have agreed to handle. We are adapting this facility to our own systems. We believe our ability to retain key managers and operate the center during conversion will contribute to our ability to transition International Paper's HR processes relatively quickly.

    Each of our client service centers, except Scotland, was previously operated by our clients, and therefore has an experienced workforce. All of these centers are designed to give us efficiencies and economies of scale by leveraging the functionality, staff and technology of centralized processes and services across many business units for multiple clients. They also provide important redundancies for service continuity purposes.

    In the aggregate, we expect our current client demands to occupy two-thirds of our current centers' capacity upon completion of the transitioning of work under the contract we signed in January 2002 with Prudential Financial. Therefore, our existing service centers can accommodate significant expansion of our client base from "Greenfield" client opportunities, where we will not acquire significant amounts of client assets or employees. We also envision selectively developing additional centers in the future, as may be appropriate to handle growth or to take advantage of opportunities to contract with clients that have previously consolidated HR services to some degree and seek to transfer their HR facilities and workforce to us in connection with retaining us for HR process management services.

Systems, Production Applications and myHR(SM)

    In order to deliver comprehensive, integrated HR process management, we have developed a service infrastructure that relies upon third-party vendors, licensed components, and our own intellectual property.

    Performance under our process management contracts requires sophisticated information technology capabilities. All of our clients utilize database tools for their HR information systems, including programs licensed from PeopleSoft USA, Inc. and SAP AG, and some legacy systems. Some of these systems must be replaced and others require substantial integration work. In most cases, significant systems interface work is required to enable the client's systems to be integrated and to communicate with our systems. We assist in these processes, both directly and through vendors we supervise, so that the client's internal HR information systems provide an adequate platform for integrated HR process management.

    Many of our process management capabilities are based upon third-party software that we have selected as "best in class" and compatible with our infrastructure. For example, we rely upon sophisticated tax and process management software licensed from Deloitte & Touche LLP to provide our expatriate administration services, and we use an open web platform for workforce planning, hiring and deployment licensed from Deploy Solutions in our delivery of strategic resourcing management. Our relationships with Docent and SmartForce assist us in providing employee learning management systems and e-learning content to our clients.

    In general, we manage all of the essential back-end systems, such as HR application management, in order to provide full service accountability and control. We may contract with third parties from time to time to perform certain services related to applications management. For example, in the fourth quarter of 2001, we contracted with two firms domiciled in India to perform this work at a cost significantly below our historical cost. Application server management and hosting is generally provided by our information technology infrastructure partners, principally Unisys, and backed-up by their business continuity and disaster recovery systems.

    Our Exult eHR(SM) services integrate software applications and business processes with a client's own internal information and communications systems to compile and centralize a wealth of HR information. Our myHR(SM) applications are designed to enable our clients and their employees to access and use that information.

Third-Party Service Providers

    Our Exult eHR(SM) solution incorporates the services of third-party vendors in two important ways. First, our process management contracts may include certain services being provided to the client by third-party vendors. At the time we become responsible for a client's HR organization, we generally assume responsibility for administration of many of these vendors, either by assignment of their contracts to us or through management arrangements. Depending upon a number of factors, including the type of services involved, terms of the vendors' contracts, and client preferences, over time we may retain the vendor as a service provider to the client within the scope of our contract and under our management, replace the vendor with a new third-party provider under our management, or take over provision of the services ourselves.

    Second, in addition to management of third-party vendors who had preexisting relationships with our clients, we also utilize selected third parties to complement our integrated service offering with specialized HR services that can be more effectively and efficiently provided by third-party vendors and subcontractors than through our internal resources. For example, we currently outsource management of various pension and benefit arrangements and some elements of relocation administration. Over time, we may outsource additional elements of our service offering, or bring some elements "in house," depending upon the availability of appropriately skilled third parties in various areas, competition, the development of our own capabilities, client demands, acquisition opportunities, capital availability and requirements, and other factors.

    We believe our familiarity and experience with HR process management and with the market for third-party HR vendors enables us to evaluate whether the services being provided by a third party meet the needs of a given client and represent an appropriate blend of quality and value in the HR services market. In addition, we believe we will be able to provide improved service levels and greater cost savings on behalf of our clients through negotiation and management of these third-party vendor contracts.

    In June 2001, we entered into a basic framework agreement with Automatic Data Processing, Inc. under which we anticipate using ADP as a subcontractor to Exult to provide transactional and administrative services to supplement and enhance our service offering, including minor parts of our payroll processing, benefits and systems integration components. This relationship with ADP is non-exclusive, and there is no requirement that we or our clients use ADP, or that ADP accept any particular work. In addition, in connection with initiation of the relationship, ADP purchased approximately 1.5 million shares of our common stock for approximately $20 million, and under certain circumstances, Exult may require ADP to purchase up to an additional $30 million of stock.

Strategic Consulting Expertise

    In November 1999, we acquired the business of Gunn Partners, Inc., a business process improvement consulting company with operations in the United States and Europe. Gunn Partners has been consulting with Global 500 corporations since 1991 on administrative staff functions such as human resources and finance and accounting, as well as procurement, information technology, and customer service. Gunn Partners generates revenue through its own consulting activities, provides strategic assistance in structuring our client relationships, assists in cross-marketing, and provides us with a service offering for potential clients that are not yet ready for our full Exult eHR(SM) solution. Gunn Partners has provided consulting services to some of the largest companies in the Global 500.

BUSINESS PROCESS MANAGEMENT CLIENTS AND CONTRACTS

CLIENT SUMMARY

    The table below lists our business process management clients and shows for each the contract date, the anticipated base term, the processes we manage and the number of affected employees.

                                                                                                       ESTIMATED
                                                              ANTICIPATED                              AFFECTED
CLIENT                                   CONTRACT DATE         TERM -YEARS         PROCESSES           EMPLOYEES
------                                   -------------         ------------        ---------           ---------
Bank of America Corporation (1)          Nov. 2000                     10          Substantial HR,       143,000
                                                                                   Some Finance and
                                                                                   Accounting

BP p.l.c. (2)                            Dec. 1999                      7          Comprehensive HR      56,000

International Paper Company              Oct. 2001                     10          Substantial HR,       70,000
                                                                                   Some Finance and
                                                                                   Accounting

Pactiv Corporation and Tenneco           Jan. 2000                      3          Payroll, Some         18,000
Automotive                                                                         Finance and
                                                                                   Accounting

Prudential Financial                     Jan. 2002                     10          Comprehensive HR,     47,000
                                                                                   Some Finance and
                                                                                   Accounting


Unisys Corporation                       Aug. 2000                      7          Comprehensive HR      16,000


---------------
        (1) The contract with Bank of America Corporation has been expanded twice, once in March 2001 to include expatriate administration services, and again in September 2001 to include regional staffing services.

          (2) The relationship with BP p.l.c. is reflected by a seven-year Framework Agreement signed in December 1999, pursuant to which two five-year country agreements were entered into, one covering the U.S. and the other covering the U.K. The arrangement with BP has been expanded to cover certain persons who became BP employees in connection with BP's acquisitions of ARCO and Burmah Castrol.

    The column labeled "Contract Date" shows the date each contract was signed. Each client relationship involves a transition period following contract signing during which we prepare for and then assume responsibility for the processes we have agreed to manage. Sometimes we assume management for all processes on the same date, and sometimes process take-on is staggered. The transition period can be as short as a few months, and as long as a year or more. In general, the transition period is shorter for "brownfield" clients that already have concentrated their internal management of the processes we are taking over, and longer for "greenfield" clients with less concentration and little take-on of client facilities or employees. Other factors, including contract scope, complexity of information systems integration and geographic dispersion, can affect the transition time. Our commencement of billing and revenue under a contract generally corresponds with the completion of transition, so delays between signing of a contract and recognition of revenue under that contract should be expected.

    The column labeled "Anticipated Term - Years" shows the anticipated base term of the contract. Any contract may terminate before the completion of the anticipated term, and may also be extended beyond the anticipated term. In addition, the anticipated revenues under any contract may increase or decrease during its term as client volumes change or the scope of services under the contract change. Our contracts with Pactiv Corporation and Tenneco Automotive are scheduled to expire on December 31, 2002. We are in discussions with these clients regarding renewal of the contracts, but we may not reach agreement on terms. The revenue associated with these contracts is not material in aggregate.

    The descriptions in the column labeled "Processes" correspond to the items below:

         "Comprehensive HR" generally means that the contract covers substantially all of the processes covered by the Exult Service Delivery Model under the four major categories of HR services described above.

         "Substantial HR" generally means that the contract covers integrated HR process management for multiple processes covered by the Exult Service Delivery Model, but that a significant number of processes are not included.

         "Some Finance and Accounting" generally means that the contract covers accounts payable and expense reimbursement processes, and other minor finance or accounting oriented processes.

    We strive to maximize commonality in our processes across our client base, but client-specific requirements and differing allocation between us and clients of the component tasks and responsibilities comprising each particular process mean that there are differences between our management of the same process for different clients.

    We currently provide our services in the U.S. and, with respect to BP, in the U.S. and U.K. Some services for some clients have overseas components, but these overseas components are not yet a material part of our business.

    The column labeled "Estimated Affected Employees" shows the approximate number of employees of the client or its affiliates who have access to or benefit directly from one or more of our services. Different processes we manage for a particular client may have different scopes within the client organization, so not all Estimated Affected Employees of that client have access to, or benefit directly from, all services we provide to that client. The Estimated Affected Employees under each client contract may vary from time to time as a result of increases or decreases in the client's workforce and expansions or contractions in the scope of our services. Changes in Estimated Affected Employees under a client contract do not necessarily correlate to changes in anticipated revenue under that contract.

CONTRACT TERMS

    Our business process management contracts have certain common features, as described below.

    Responsibilities and Performance Commitments

    The contracts all cover multiple HR processes - some more than others. For each in-scope process, responsibilities are divided between us and the client. In general, we are responsible for systems design and implementation, routine employee communications, data gathering, processing and retrieval, management reporting, vendor management, and overall administration of related HR functions. The client generally remains responsible for strategic planning, policy decisions, employee relations, legal compliance, and professional resources.

    We are generally entitled to determine our methods of service delivery and to use the tools, vendors and subcontractors that we develop and select. We remain ultimately responsible for performance, even when vendors assist us.

    The contracts all set forth performance standards applicable to key elements of our services, and if our performance falls below the applicable standards, the client may be entitled to service credits or payments from us.

    Fees

    Our services, and correspondingly our revenue, can be divided into two categories. The first, which we call "direct managed," refers to our taking responsibility for processes and tasks that the client had previously performed internally through its own employees. The second, which we call "indirect" or "third party," refers to our taking responsibility for processes and tasks that the client had previously contracted to receive from third party vendors.

    For direct managed services, our price to our client generally includes a contractually obligated discount from the cost that the client incurred to provide those services to itself. This discount generally takes effect after a transition period of approximately one year, and sometimes increases periodically during the contract term. For third party services, we have generally entered into "gain sharing" arrangements, pursuant to which we attempt to (but are not obligated to) reduce the cost to the client of outside vendors, and we share with the client any savings we achieve. The sharing ratio is negotiated and varies according to the circumstances. In the future, we may utilize additional pricing mechanisms. For example, we may charge for direct services on a transaction basis, and we may offer guaranteed savings to clients on our assumption or management of third party vendor arrangements.

    We also provide additional services to clients on a negotiated case-by-case basis, and charge for these at negotiated time and materials or project rates.

    Termination

    All of the contracts may be terminated by the client for "convenience" after a certain point in the contract term. This point varies from client to client; it is December 2002 for BP p.l.c., July 2004 for Prudential Financial, and January 2006 for International Paper Company, and has passed for Bank of America Corporation, Pactiv Corporation, Tenneco Automotive, and Unisys Corporation.

    In case of termination for convenience, the client is generally required to provide 6-12 months' notice and compensate us for certain costs of winding down the contract. An early termination payment to us may also be required. The amount of the early termination payment generally declines over time, and in some cases diminishes to zero before the end of the anticipated contract term. Additional payments are designed to help defray the unrecovered expenses we incur in implementing the contract, including diligence, transition, set-up and installation costs, and may provide some compensation to us, but they are not adequate substitutes for the revenue or profit that could be lost as a result of contract termination.

    All of the contracts may be terminated by the client for our excessive performance failure, material uncured breach or insolvency. Some contracts also include special termination provisions related to various events or circumstances including change of control. We generally do not have a right to terminate the contract unless the client fails to pay us or under certain other limited circumstances.

    In most cases of termination, the contract provides for a transition assistance period during which we continue to perform and be paid.

BUSINESS EXPANSION

    Our new-contract sales pipeline consists of potential expansions of contracts with existing clients, as well as potential contracts with new clients. We currently define the highly qualified portion of the new contract pipeline as "frontlog." These are the contract prospects which we have identified as highly desirable, the client has generally agreed to go forward on a sole source negotiation basis and for which a non-disclosure agreement has generally been executed. From time to time we publicly discuss our estimated frontlog in order to provide investors with information that is relevant to an understanding of our business. These estimates are based upon our assumptions regarding potential scope and pricing, and assume an average ten-year contract term. Frontlong estimates are not representations; the sales cycle for our services is long and complex and the pipeline is fluid, so the frontlog does not represent any assurance of future revenue and it is impossible to predict in advance which prospects may become clients or how quickly contracts may be signed.

    Each of our client contracts has a defined scope that is narrower than the client's overall HR administration. Clients retain responsibility for various processes because of internal expertise, established relationships, strategic sensitivities or other reasons. Portions of each client's employee base may be excluded for geographic or organizational reasons. We view these situations as growth opportunities within our existing contract base, particularly in relation to those contracts whose initial scope is only for "Substantial HR processes" as defined above, and we actively seek to capitalize upon such growth opportunities by marketing additional services. Our clients are generally not required to give us more business, so we rely upon our performance record and the value we deliver to motivate our clients to increase the size of our existing contracts.

    Our current operations are in the U.S. and U.K. Our aspirations are global. We have existing clients with overseas operations that represent growth opportunities for us, and we are currently pursuing new business opportunities that could lead us into other countries. However, overseas expansion requires capital investment and presents several operational challenges, including cultural and language differences, legal and regulatory requirements, and significant investment of management time. We plan to expand the geographic scope of our business as appropriate based upon client opportunities, and as our resources permit without compromising service delivery in our existing contract base.

REVENUE AND MARGINS

    When we sign a new process management contract, we typically announce our estimate of the revenue potential for that contract over its anticipated term. These estimates are intended to provide information that is relevant to an understanding of our business, but are not a representation or guaranty regarding future performance. Initially, our information about a new client's historical volumes and costs for the HR processes we take on is imperfect, and verification procedures that take place after contract announcement may result in reduction in our fees. Further, our revenue expectations for each contract change over its life. Factors that can cause our revenue expectations for a given contract to increase include expansion of the contract to add processes or employee subpopulations not included in the original scope, client requests that we perform work on a separately billed project basis, volume increases that result from increasing workforce demands and the impact of Cost of Living Adjustments (COLA's") which are applicable to certain portions of our fees. For example, our contract with Bank of America Corporation expanded beyond its original scope to include expatriate administration and regional staffing, and our contract with BP expanded to include former employees of ARCO.

    Factors that can cause our revenue expectations for a given contract to decrease include client workforce contraction, insourcing by the client of processes previously contracted to us (subject to our agreement under the terms of the contract), non-assignment to us of third-party vendor contracts that we had initially envisioned taking over from the client, and early termination. Some of these dynamics have resulted in decreases from our original estimates of anticipated revenue from our contracts with Unisys Corporation, Pactiv Corporation, and Tenneco Automotive.

    Once we have announced estimated revenue potential for a new contract, we generally do not undertake to update that estimate to reflect all of these changes. Rather, we try to maintain a reasonably current estimate of the aggregate anticipated revenue for our entire contract base.

    Our revenue is broadly divided into two categories: revenue associated with direct managed processes, and revenue derived from third party processes. We anticipate that gross margin associated with direct managed revenues will generally be greater than gross margin associated with third party processes. It is essential to our value proposition to the client that we manage both types of processes in order to fulfill our mission to be the single point of accountability for all HR processes on their behalf. However, our overall gross margin may vary as the mix of revenue changes between direct managed and third party. For the fiscal year 2001, the mix of revenue between direct managed and third party was approximately evenly divided, and we have not yet generated meaningful margins from our third-party processes.

SALES AND MARKETING

    Our sales efforts target senior executives of Global 500 corporations, largely through personal relationships and introductions. Due to the importance of these senior executive relationships, most of our selling efforts involve the active participation of members of our executive management team. We have also maintained a small staff of dedicated sales professionals whose primary role has been to assess our compatibility with potential clients and negotiate and document our contracts. We employ a team approach to business development, working with colleagues in our information technology delivery, client services centers, strategy and other functional areas to identify, qualify and prioritize prospects, manage due diligence processes, negotiate contracts, and craft Exult eHRSM solutions for our clients.

    We have focused our marketing efforts on creating awareness of the comprehensive nature of our Exult eHRSM solution and establishing Exult as the leader in this new market primarily through market research, information pieces and written articles published for industry trade press, public relations activities, seminars, speaking engagements and relationships with industry analysts. The goal of these activities is to promote Exult as the leading provider of comprehensive HR services, and to publicize the advantages of integrated HR process management. We have also pursued client lead generation in a more targeted manner through direct sales contacts.

COMPETITION

    We believe our primary competitors are large human resource departments within Global 500 corporations who may be averse to outsourcing. This is another key reason why we focus our sales and client relationship efforts on senior executives, including those in charge of HR. We also believe we are in competition with third parties including:

    o certain information technology outsourcers and broad-based outsourcing and consultancy firms that aspire to provide business process outsourcing services and may seek to add selected HR offerings;

    o companies that provide a discrete group of transactional services, such as payroll or benefits administration, and aspire to provide additional services; and

    o other consulting companies that perform individual projects, such as development of HR strategy and HR information systems.

    Historically, most of these vendors have focused upon discrete processes, but many of them are now promoting integrated process management offerings that may be viewed as competitive with ours. We expect competition to increase, and competitors to develop broad service capabilities that match ours.

EMPLOYEES

    As of March 1, 2002, we employed 1,636 people, including approximately 1,177 in our client service centers, approximately 318 in information technology and client transitions, approximately 45 in consulting and approximately 96 in sales & marketing and general & administrative roles.

                                  RISK FACTORS

    Any of the following risks and uncertainties could adversely affect our business, financial condition or results of operations. Other risks and uncertainties may also affect our business. The risks described in this report, and other risks that may become apparent from time to time, should be considered in assessing the Company's prospects.

WE HAVE A LIMITED OPERATING HISTORY AND UNPROVEN BUSINESS MODEL.

    We entered into our first process management contract in December 1999 and we are still striving to prove that we can sustain growth and operate profitably. Our success depends on our ability to develop and implement a high quality, cost-effective service offering, operate it profitably, produce satisfactory results for our clients and attract new clients. While we have met our development objectives to date and we believe our current clients have perceived our services as beneficial, we have not been in operation long enough to judge whether we can accomplish these objectives. Accordingly, our revenue and income potential and future operating results are uncertain.

WE CURRENTLY DEPEND ON A SMALL NUMBER OF CLIENTS FOR SUBSTANTIALLY ALL OF OUR REVENUE. IF ANY OF THESE CLIENTS WERE TO SUBSTANTIALLY REDUCE OR STOP USING OUR SERVICES, OR IF WE EXPERIENCE SIGNIFICANT, REPEATED PERFORMANCE FAILURES IN PROVIDING SERVICES TO THESE CLIENTS, OUR REPUTATION AND FUTURE REVENUES WOULD BE SERIOUSLY IMPAIRED.

     Bank of America Corporation, BP p.l.c., International Paper Company, Prudential Financial and Unisys Corporation are the first clients for which we are offering a comprehensive HR process management solution, and we anticipate revenue from each of these contracts will represent a substantial portion of our revenue through 2002 and possibly in future periods. For fiscal 2001, BP and Bank of America each accounted for slightly more than 40% of our revenues. International Paper and Prudential Financial will contribute to revenues for the first time in 2002. Our contracts with these clients are still relatively new and our service offering is not yet fully implemented for all of these clients. We believe our ability to secure future clients and revenues will be largely dependent upon our ability to perform and achieve the contracted service levels and cost savings for these clients. Each of our process management contracts can be terminated for material breach, significant or repeated performance failures or in certain instances for convenience upon required notice and, in many cases, payment of specified early termination penalties. In addition, Bank of America has the right to terminate its agreement with us if our current Chief Executive Officer or our current Chief Operating Officer ceases to be employed by us (other than due to non-performance, death or disability) within one year after specified contract milestones are met. The early termination penalties are designed to help defray the expenses we incur in implementing the contract, including diligence, transition, set-up and installation costs, and may provide some compensation to us, but they are not adequate substitutes for the revenue or profit that could be lost as a result of contract termination. If any of these clients were to substantially reduce or stop using our services, or if we experience significant, repeated performance failures, our reputation and future revenues would be seriously impaired. We expect to face similar risks with other significant clients until our business model and service offering are more firmly established.

OUR CLIENT CONTRACTS AND VENDOR RELATIONSHIPS MAY NOT YIELD THE RESULTS WE
EXPECT.

    We try to maintain a reasonably current estimate of the aggregate anticipated revenue for our entire contract base. In addition, we may from time to time provide estimates of revenues we expect to receive from specific contracts over their anticipated duration. These estimates change as our contracts evolve, and a number of factors can cause our revenue expectations to decrease. These factors include client workforce contraction; insourcing or retention by the client of processes previously contracted to us (subject to our approval under the terms of the contract); non-assignment to us of third-party vendor contracts that we initially envisioned taking over from the client, either because the client chooses to retain a direct relationship with the vendor or the vendor refuses to provide services within the scope of our contract; early termination of client contracts in whole or part; and other circumstances within the client's organization. In addition, our receipt of revenue under any particular contract may be delayed if transition of the client's processes to our infrastructure takes longer than anticipated. While our contracts with our clients may contemplate further expansion, this may not occur, and if it does occur, significant additional expenditures by us may be required to fund such expansion. In addition, our process management contracts generally permit our clients to impose financial penalties against us for specified material performance failures.

    A significant part of our revenue is attributable to services we offer to our clients through third-party vendors that provide specialized services, such as benefits administration and relocation services. We select some of these vendors and assume others from relationships established by our clients before contracting with us. These vendors may act as subcontractors or vendors to us or provide services directly to our clients under our management; in either case, we are responsible for the delivery and acceptability of these services and errors or omissions by our vendors could cause us to have liability to our clients in excess of the limits of liability the vendors negotiate with us. If our clients are not satisfied with the services provided by these third-party vendors, they may be entitled to recover penalties or to terminate their agreements with us, which could seriously harm our business. In many cases our initial cost of paying these vendors is equal to our revenue attributable to their services. In order to generate target operating margins and realize a profit from revenue received in connection with these third-party vendor contracts we must reduce these vendor costs by improving efficiencies, obtaining more favorable pricing, or performing the services ourselves at a lower cost. We plan to achieve these efficiencies and cost reductions through vendor management and consolidation. This may involve delay as existing contracts run their course and we attempt to renegotiate with or replace these vendors. At the conclusion of these third-party contracts we must negotiate new third-party contracts, or provide these services ourselves, at the same or more favorable rates. We are still developing our third party vendor management capabilities, and to date our third-party business has not generated significant operating margins.

WE MIGHT NOT BE ABLE TO ACHIEVE THE COST SAVINGS REQUIRED TO BECOME PROFITABLE UNDER OUR CONTRACTS.

    We provide our services for fixed fees that are generally equal to or less than our clients' historical costs to provide for themselves the services we contract to deliver. Additionally, our contracts generally require one or more percentage reductions of this fixed fee during the contract term, generally beginning upon completion of process transitions or approximately one year after we commence services, irrespective of our cost of providing these services. As a result, we bear the risk of increases in the cost of delivering HR process management services to our clients, and our profitability will depend on our ability to control our costs and meet our service commitments cost-effectively. Over time, vendor costs and our own internal operating expenses will tend to increase, and taking over services previously delivered by vendors involves further increases in internal operating expense. Therefore, our business model involves consistent pressure on our operating margins. We must respond by successfully transforming clients' HR operations to more efficient processes and constantly improving our service efficiency and vendor management; if we stop improving, our ability to generate profits will be jeopardized. Further, operating margins are more difficult to achieve in the portion of our revenue attributable to our management of third-party vendors, which represents approximately half of our revenue. Accordingly, until we are able to develop our third-party vendor management business to the point that it generates meaningful operating margins, our overall margins and profitability will rely upon strong performance in the "direct" process management, project and consulting services that make up the balance of our revenue.

    Achieving the efficiency we need to operate profitably depends upon our ability to develop our process operations and our Exult eHR solution into a standardized management system that can be operated from our client service centers and extended to multiple clients with limited client-specific adaptation and modification. The actual cost reductions we are able to achieve will vary by client for a variety of reasons, including the scope of services we agree to provide and the existing state of our clients' HR departments and processes. To operate profitably we must transform clients' HR operations by standardizing, centralizing, and simplifying their processes, notwithstanding the complexity of their existing systems and potential resistance by some parts of the client organization to change. If we miscalculate the resources or time we need to perform under any of our contracts, or if our transformation efforts are not as successful as we anticipate, the costs of providing our services could exceed the fees we receive from our clients, and we would lose money.

OUR EXULT eHR SOLUTION IS EVOLVING AND REQUIRES ONGOING DEVELOPMENT.

    We are still developing the Exult Service Delivery Model and our service delivery infrastructure, and our ability to continue to deliver and expand our broad process management solution depends upon continued success in assembling and managing our own systems and capabilities and third-party vendors into an integrated and efficient delivery platform. Our clients use disparate information systems and operating methods, and transitioning their processes to our operating platforms requires significant technology and process integration. We often must adapt or develop new systems and processes to accommodate various clients' needs. Clients' employees may access and utilize our web-enabled Exult eHR solution and systems through interfaces that require significant development and integration of many independent programs and complex functions, as well as ongoing revision, adaptation and maintenance. If we fail to develop a client's service delivery infrastructure in accordance with the specifications and delivery milestones agreed upon, or if we are unable to complete development of scalable systems and achieve the functionality we expect, our ability to deliver our services and achieve our business objectives in general could be seriously impeded.

WE MUST ANTICIPATE AND CONFORM TO THE NEW AND EVOLVING MARKET IN WHICH WE
OPERATE.

    Our business model is based on integrated management of a variety of client HR and finance processes. Based on client reaction to date, we believe there is significant market demand for this service, but our ability to satisfy this demand depends upon our ability to anticipate market developments. If we are unable to react quickly to changes in the market, if the market fails to develop in the ways we expect, or if our services do not achieve additional market acceptance, then we are unlikely to maintain our leadership position or become or remain profitable. Our ability to be successful in this regard may be impaired because the market is new and may evolve quickly.

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

    Our client contracts involve significant commitments and cannot be made without a lengthy, mutual due diligence process during which we identify the potential client's service needs and costs, and our ability to meet those needs and provide specified cost savings. While we may receive some fees for conducting due diligence, we will not recover all our costs from conducting the due diligence unless it results in a long-term client engagement. We must devote significant management time and other resources to each due diligence process over a period of six months or more, and we can conduct at most only a few of these due diligence undertakings at one time. This lengthy due diligence process limits our revenue growth, and we have invested significant time in some potential client relationships that have not resulted in contracts. It is possible that any potential client due diligence process could result in a decision by us or the potential client not to enter into a contract after we have made significant investments of time and resources.

    After a new client contract is signed, we must convert the client's HR processes to our systems and infrastructure. This transition period can take from three months to over one year and may involve unanticipated difficulties and delays. Transition takes longer for "greenfield" clients that have not centralized their HR operations, and goes more quickly for "brownfield" clients that have consolidated HR operations that we can take over in place. We cannot realize the full efficiencies of providing services to the client through our infrastructure until this transition is complete. Therefore, any increase in our earnings that could be expected from our agreements can be delayed for at least several months after the contract is signed, and it could take a significant amount of time for our agreements to contribute significantly to profits or cash flow. We attempt to negotiate long-term contracts in order to give us time to complete the transition and earn a profit, but if implementation of our service model is delayed, or if the client terminates our engagement early for convenience or because we do not meet our service commitments, we might experience no return, and possibly a loss, on our substantial investment of time and resources in that client.

THERE IS NO ASSURANCE THAT WE WILL ACHIEVE PROFITABILITY.

    Since our formation, we have not had a profitable quarter. We incurred net losses of $94.8 million and $74.7 million for the years ended December 31, 2000 and 2001, respectively. We expect to incur net losses during the first half of 2002 and potentially in future periods thereafter as we continue to develop our service offering and transition new business. While we do not enter into contracts for which we expect to incur a loss, and although we estimate and model each of our client contracts to be individually profitable, due to our rapid growth, the expense of creating our company, and other factors described in this report, we cannot be certain that we will ever operate profitably, or that we can sustain or increase profitability on a quarterly or annual basis in the future.

    From time to time we make projections about our future operating results, including the time we may achieve profitable operations and the amount of potential profitability. These projections are estimates intended to provide information that is relevant to an understanding of our business, but are not a representation or guaranty regarding future performance. The timing and magnitude of any profitability we may achieve depends upon a number of factors including those set forth in these Risk Factors.

WE MAY NEED ADDITIONAL CAPITAL, WHICH MIGHT NOT BE AVAILABLE OR MIGHT DILUTE EXISTING STOCKHOLDERS.

    For the years ended December 31, 2000 and 2001, we used cash of $60.7 million and $33.9 million, respectively, in operating activities and $23.8 million and $21.0 million, respectively, in investing activities. Ongoing development and expansion of our infrastructure and service capacity, acquiring new client contracts and transitioning their services requires significant capital investment. We anticipate rapid growth and until our operating income covers our cash needs we may need to raise additional funds through public or private debt or equity financings in order to address operating issues; finance acquisitions, new client contracts with capital investment requirements, and other strategic opportunities; and maintain adequate cash balances to satisfy the expectations of prospective clients. If we are required to raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Further, such equity securities may be sold at prices below those paid by existing stockholders, and have rights, preferences or privileges senior to those of our common stock. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds, we may be unable to fund our operations or strategic initiatives.

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

    o We currently operate four large-scale client service centers, in North Carolina, Scotland, Tennessee and Texas. These centers are designed to handle our existing client demands, and have capacity to handle anticipated near-term growth in our service volumes, but we must open new client service centers in new geographic locations to handle significant additional growth in our business. We must devote substantial financial and management resources to launch and operate these centers successfully, and we may not select appropriate locations for these centers, open them in time to meet our client service commitments or manage them profitably.

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

OUR QUARTERLY FINANCIAL RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

    Our quarterly financial results have varied in the past and are likely to vary significantly in the future. It is possible that in some future quarter or quarters our financial results will be below the revenue or profit expectations of public market analysts or investors. If so, the market price of our common stock may decline significantly. Factors that may cause our results to fluctuate include:

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

    o the timing and cost of anticipated openings or expansions of client service centers; and

    o   the timing and extent of achieving overall profitability.

    We have in the past purchased assets and hired personnel from our clients. We expect to continue such transactions in the future. Client asset acquisitions may result in amortization expense and other charges. In addition, rationalizing headcount and facilities consolidation following transition of client processes to our systems may result in severance and closing expense. As our business evolves, we may from time to time incur "business optimization costs" relating to the implementation of new organization structures, technologies, processes and other changes in our business. These expenses will reduce our reported earnings.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS.

    We believe multinational capabilities will be important as the competitive market for outsourcing evolves. Our business strategy includes international expansion as we broaden the geographic scope of services we deliver to our clients from United States and United Kingdom operations to foreign operations and as we take on additional large, multinational clients. Overseas expansion requires capital investment and presents significant risks and operational challenges. Foreign legal and regulatory requirements, affecting business operations in general as well as human resources processes in particular, may be complex and require significant investment in compliance capabilities. We do not yet have the expertise required to deal effectively with different countries' workplace practices, and developing this expertise could be expensive and time consuming. Tariffs and other trade barriers, political instability, and international currency exchange rates and related issues may increase the cost and risks associated with overseas operations. We must design and operate web sites and other service delivery components that are accessible by employees of overseas clients, and differing technology standards and Internet regulations may affect access to and operation of our web sites and our clients' web sites. Because of these and other factors, overseas operations will require significant management resources and may be more prone to service delivery errors and delays, which could damage our reputation and jeopardize existing contracts.

    We use overseas vendors to assist in our business, including to provide services to our clients overseas and to take advantage of lower overseas labor costs for some support functions. We expect to increase this practice. Some clients and potential clients may resist our use of overseas vendors because of concerns about service quality, legal and cultural issues, and other reasons. Overseas vendors may be difficult to manage and require significant investments in monitoring and systems integration. If we have disputes with overseas vendors it may be difficult for us to enforce our rights, and replacing overseas vendors may involve delay and expense.

WE DEPEND ON OUR SENIOR EXECUTIVES, INCLUDING A NUMBER WHO HAVE RECENTLY JOINED US, AND IF THEY ARE UNABLE OR UNWILLING TO CONTINUE IN THEIR PRESENT POSITIONS, THESE EXECUTIVES WOULD BE DIFFICULT TO REPLACE AND OUR BUSINESS COULD BE HARMED.

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

WE MUST KEEP OUR COMPUTING AND COMMUNICATIONS INFRASTRUCTURE ON PACE WITH CHANGING TECHNOLOGIES.

    Our success depends on our sophisticated computer, Internet and telecommunications systems. We have invested significantly in our technological infrastructure and anticipate that it will be necessary to continue to do so in the future to remain competitive. These technologies are evolving rapidly and are characterized by short product life cycles, which require us to anticipate technological changes and developments. Our success in designing and delivering high quality, cost-effective services that add value for our clients depends, in part, upon our ability to adapt our processes to incorporate new and improved software applications, communications systems and other technologies and devices. If we fail to adapt to technological developments, our clients may experience service implementation delays or our services may become non-competitive or obsolete.

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

THE MARKETS WE SERVE ARE HIGHLY COMPETITIVE AND OUR COMPETITORS MAY HAVE MUCH GREATER RESOURCES TO COMMIT TO GROWTH, NEW TECHNOLOGY AND MARKETING.

    Our current and potential competitors include in-house HR departments of large multinational corporations, as well as other third parties that provide discrete or combined HR and information technology functions, including certain information technology outsourcers and broad-based outsourcing and consultancy firms that aspire to provide business process outsourcing services and may seek to add selected HR offerings; companies that provide a discrete group of transactional services, such as payroll or benefits administration, and aspire to provide additional services; and other consulting companies that perform individual projects, such as development of HR strategy and HR information systems. We expect that the predicted growth of the HR outsourcing market will attract and motivate competitors to assume responsibility for broad integration of HR processes.

    Several of our existing or potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their customers and key product and service suppliers than we do. Our competitors may be able to:

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

OUR EXECUTIVE OFFICERS, DIRECTORS AND THEIR AFFILIATES CONTROL THE COMPANY.

    Our executive officers, directors and their respective affiliates beneficially own approximately 54% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control matters requiring stockholder approval, including the election of directors and mergers, consolidations and sales of all or substantially all of our assets. These stockholders may have interests that differ from other investors and they may approve actions that other investors vote against or reject actions that other investors have voted to approve. In addition, this concentration of ownership may also have the effect of preventing, discouraging or deferring a change in control of Exult, which, in turn, could depress the market price of our common stock.

OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

    The price at which our common stock trades has fluctuated significantly and is likely to continue to be highly volatile. From our IPO in June 2000 through March 1, 2002, the sales price of our stock, as reported on the Nasdaq
National Market, has ranged from a low of $7.00 to a high of $19.85. We are a relatively new company with no record of profits, and we utilize the Internet and a technology infrastructure to deliver our services. The share prices for other companies with similar characteristics have at times increased to levels that bore no relationship to their operating performance, and at other times have declined dramatically, even without apparent changes in their business.

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

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR EXISTING INVESTORS COULD CAUSE OUR STOCK PRICE TO DECLINE.

    Of our 104,737,307 shares outstanding as of March 1, 2002, 20.1 million have been sold publicly in registered offerings, including 14.3 million by the Company and 5.8 million by selling stockholders. In addition, approximately 7.9 million shares have been sold publicly under Rule 144 by investors who acquired the shares from the company in private placement investments, and approximately
3.3 million shares have been sold publicly by employees and former employees following exercise of stock options and stock purchase plan rights. We currently estimate that approximately 73.4 million privately issued shares are still held by the original purchasers. Of this amount, approximately 68.9 million can be sold publicly pursuant to Rule 144.

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

OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD DETER A TAKEOVER EFFORT.

    Provisions of our certificate of incorporation and bylaws, including those that provide for a classified board of directors, authorized but unissued shares of common and preferred stock and notice requirements for stockholder meetings, and Delaware law regarding the ability to conduct specific types of mergers within specified time periods, could make it more difficult for a third party to acquire us, even if doing so would provide our stockholders with a premium to the market price of their common stock. A classified board of directors may inhibit acquisitions in general, and a tender offer not endorsed by our board of directors in particular, because only one-third of our directors are reelected annually, thereby requiring two annual meetings before a majority of our directors could be replaced. The authorization of undesignated preferred stock gives our board of directors the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the company. If a change in control or change in management is delayed or prevented, the market price of our common stock could decline.

ITEM 2.    PROPERTIES.

FACILITIES

    Headquarters. Our U.S. corporate headquarters are located in approximately 29,000 square feet of office space in Irvine, California under a lease that expires in April 2003. Our lease agreement for this facility requires monthly base rental payments of approximately $80,000. We are currently negotiating for new space to replace this lease. The new lease will be for approximately 22,000 square feet of space also located in Irvine, California, at a reduced rental rate. We expect to cancel our existing lease obligation and move into the new space by June 30, 2002. Our European headquarters are located in approximately 9,000 square feet of office space in London under a lease that expires in June 2010 and provides for monthly base rental payments of approximately GBP 36,000 per month.

    North Carolina Service Center. We lease approximately 96,000 square feet of office space for our shared service center in North Carolina under a lease that expires in November 2010. We prepaid the rent through 2010 under the North Carolina lease as part of the consideration for our sale of stock to Bank of America Corporation.

    Scotland Service Center. We lease approximately 31,000 square feet of office space for our client service center in Scotland under a lease that expires in March 2010 and requires quarterly base rental payments of approximately GBP 132,000. The landlord or we may terminate the lease in March 2005 with 12 months prior notice.

    Tennessee Service Center. We lease approximately 63,000 square feet of office space for our client service center in Tennessee under a sub-lease from International Paper Company that requires monthly base rental payments of approximately $46,000 and has a term that is coextensive with the term during which Exult provides HR process management services to International Paper Company, subject to earlier termination if International Paper's master lease on the premises terminates.

    Texas Service Center. We lease approximately 71,000 square feet of office space for our client service center in Texas under a lease that expires in March 2006 and requires monthly base rental payments of approximately $37,000.

    Other Leases. We also lease office space for our consultants in Georgia, Massachusetts, New York, the United Kingdom and Switzerland. Finally, we have small numbers of employees providing various services to Bank of America from office space in approximately 15 locations throughout the US, which we occupy under prepaid site licenses from Bank of America; and we have similar site license arrangements covering two International Paper Company locations.

INTELLECTUAL PROPERTY

    We regard the protection of our trademarks, service marks, copyrights, trade secrets and other intellectual property rights as critical to our future success. We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in products and services. We currently have service mark registrations in the United States for the mark EXULT and our logo. We have pending service mark applications in the United States for the marks MYHR, PROCESS EXCELLENCE, PROVEN RESULTS, Exult Service Delivery Model, ESDM and EXULT EHR. We have also filed service mark applications for some of these marks as well as similar marks in Australia, Canada, Europe, and Switzerland. We cannot guarantee that we will be able to secure registrations of our marks domestically or in any foreign country. Our inability to register and protect marks could require us to stop using them or to share them with others, which could cause confusion in the marketplace and harm our business.

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

    JAMES C. MADDEN, V, 40, has been our President and Chief Executive Officer since November 1998 and the Chairman of the Board since February 2000. Mr. Madden served as the Corporate Chief Financial Officer at MCI Systemhouse, the outsourcing unit of MCI, from June 1997 to November 1998. From June 1995 to June 1997, Mr. Madden served as the President of the United States and Latin American Divisions, and from January 1994 to June 1995, he was the General Manager of MCI Systemhouse's Pacific Region. He first joined MCI Systemhouse in 1993 as Vice President and Managing Director of the Los Angeles office. Prior to joining MCI Systemhouse, Mr. Madden was a Principal at Booz-Allen & Hamilton from 1991 to 1993. Mr. Madden began his career with Andersen Consulting, where he created and led Andersen's first outsourcing practice on the West Coast. Mr. Madden received his B.B.A. degree in Finance and B.A. degree in Geology from Southern Methodist University. Mr. Madden was elected to the Board in 1998.

    KEVIN M. CAMPBELL, 42, joined us as Operations President in May, 2000, and became Chief Operating Officer in June 2001. Before joining Exult, Mr. Campbell was a partner with Ernst & Young, LLP from August 1999 to May 2000, and was Director of the Products Market for its Global Operate practice for business process and information technology outsourcing. Before joining Ernst & Young, Mr. Campbell was with Andersen Consulting for 17 years, including nine years as a partner. At Andersen Consulting, Mr. Campbell served at different times as the Global Managing Partner for business process management for the Resources Market Unit; America's managing partner for business process management for the manufacturing industry; and partner in charge of the northeast region's electronics and high-tech market. Mr. Campbell has a B.S. degree in Management from Boston College.

    MICHAEL F. HENN, 53, joined Exult as Chief Financial Officer in April 2001. From July 2000 through March 2001, Mr. Henn was President of The Meyers Group, a provider of information analysis and consulting services to the United States residential development industry. From 1994 to 2000, Mr. Henn served as Senior Vice President and Chief Financial Officer of KB Homes, formerly known as Kaufman and Broad Home Corporation. From 1985 to 1994, Mr. Henn was Executive Vice President, Chief Financial and Administrative Officer of the Vons Companies. Mr. Henn received an M.B.A. degree and a B.S. degree in Finance from Northern Illinois University.

    BRUCE W. FERGUSON, 47, joined Exult as our Chief People Officer in June 2000. Prior to joining Exult, Mr. Ferguson served as National Director of Recruiting for Ernst & Young LLP from 1998 to 2000 and as National Director of Human Resources from 1995 to 1998. Mr. Ferguson served as Director of Human Resources for Kenneth Leventhal & Company from 1990 to 1995. From 1978 to 1990, Mr. Ferguson served in various capacities at Arthur Andersen & Co., including Director of Human Resources and Director of Recruiting. Mr. Ferguson received his B.S. degree from the University of Wisconsin.

    RICHARD H. JONES, 50, joined our UK subsidiary, Exult Ltd., in September 2000 as its Vice President of International Operations. Prior to joining Exult, Mr. Jones served as Managing Partner, Business Process Management, of the Resources Industries Global Market Unit of Andersen Consulting from 1999 to 2000 and as the Chief Operations Officer of the United Kingdom Outsourcing Business of Andersen Consulting from 1997 to 1999. From 1994 to 1997, Mr. Jones served in various roles, including Managing Director, Sales and Marketing Director, Director of Commercial Business and Director of Finance Services, for Digital Equipment Company. From 1973 to 1994, Mr. Jones held various management positions at IBM. Mr. Jones received his degree in Pure Mathematics from the University of Southampton in England.

    WILLIAM T. MCCARTHY, 47, joined us as Vice President, Third Party Operations in June 2001. From September 2000 until joining Exult, Mr. McCarthy was North American President and Chief Operating Officer for IMR Global, a provider of end-to-end technology solutions for Fortune 500 and Global 2000 companies. Before joining IMR Global, Mr. McCarthy served as President of the Information Technology Division at Personnel Group of America, a provider of personnel staffing services, from 1998 to 2000, and as Vice President - Sales and Marketing Management of Syntel, Inc., an applications management services provider, from 1997 to 1998. From 1990 to 1997, Mr. McCarthy was with Andersen Consulting (now Accenture), most recently as Managing Director of the Americas Business Integration Providers. Earlier, Mr. McCarthy was with IBM for 15 years. Mr. McCarthy has a bachelors degree from Florida International University.

    ROBERT G. MCGRAW, 44, joined Exult as Executive Director Planning and Financial Reporting in May 2000. He became Vice President Controller in October 2000 and Vice President Finance and Chief Accounting Officer in January 2002. Prior to joining the Company, Mr. McGraw was Chief Financial Officer of Quality Systems, Inc., a publicly traded developer and provider of computer-based medical and dental practice management systems, from February 1996 through April 2000. Mr. McGraw was the Chief Financial Officer of CVD Financial Corporation, a publicly traded asset-based commercial lender, from March 1994 to February 1996. Mr. McGraw is a Certified Public Accountant and holds an M.B.A. from the University of California, Los Angeles, and a B.A. in Business Economics from the University of California, Santa Barbara.

    BRIAN W. COPPLE, 41, joined Exult as our General Counsel and Secretary in February 2000. Prior to joining Exult, Mr. Copple served as a Senior Vice President and the General Counsel for EPS Solutions Corporation, a provider of outsourced executive search, performance learning and financial services from February 1999 to February 2000. From January 1988 to February 1999, Mr. Copple practiced corporate and securities law with Gibson, Dunn & Crutcher LLP, including as a partner for three years. Mr. Copple has a J.D. degree and an M.B.A. degree from the University of California, Los Angeles and an A.B. degree in Political Science from Stanford University.

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


                                                                     HIGH            LOW
                                                                     ----            ---
QUARTER ENDED:
  June 30, 2000............................................          12.00           9.69
  September 30, 2000.......................................          19.00           7.00
  December 31, 2000........................................          17.88           8.38
  March 30, 2001...........................................          14.13           9.19
  June 30, 2001............................................          19.85           8.40
  September 30, 2001.......................................          17.72          10.25
  December 31, 2001........................................          17.95          10.00


    At March 1, 2002, there were approximately 76 holders of record of the Company's Common Stock. The Company estimates the number of beneficial holders of its Common Stock to be in excess of 4,500.

    In June 2001, the Company issued to an investor 1,538,461 of unregistered shares of its Common Stock for $20.0 million in cash. In September 2001, the Company issued to a second investor 504,200 of unregistered shares of its Common Stock for $6.0 million in cash. The shares were issued in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

    Through March 1, 2002, the Company has never declared or paid any cash dividends on shares of its Common Stock. We currently intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not anticipate that we will declare or pay any cash dividends on our Common Stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under any existing indebtedness and other factors the board of directors deems relevant.

ITEM 6.    SELECTED FINANCIAL DATA.

    The Company commenced operations in October 1998. The following selected consolidated financial data as of and for the period and years ended December 31, 1998, 1999, 2000 and 2001, has been derived from our audited consolidated financial statements and related notes. The historical results are not necessarily indicative of future results. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere herein.


                                                                  OCTOBER 31,
                                                                     1998
                                                                (INCEPTION) TO     YEAR ENDED        YEAR ENDED     YEAR ENDED
                                                                 DECEMBER 31,     DECEMBER 31,      DECEMBER 31,   DECEMBER 31,
                                                                      1998             1999             2000           2001
                                                                ---------------  ---------------  -------------   -------------
                                                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue.......................................................    $      -         $   4,857         $   66,661       $ 272,534
Cost of revenue...............................................           -             4,498             93,195         289,420
                                                                  ---------        ---------         ----------       ---------
Gross profit (loss)...........................................           -               359            (26,534)        (16,886)
Expenses:
  Product development.........................................           -               368              6,674           4,630
  Selling, general and administrative(1)......................          187            9,976             28,207          44,457
  Depreciation and amortization...............................           -               943              8,811          12,472
  Warrant charges.............................................           -             4,547             29,900              -
                                                                  ---------        ---------         ----------       ---------
    Total expenses............................................          187           15,834             73,592          61,559
                                                                  ---------        ---------         ----------       ---------
Loss from operations..........................................         (187)         (15,475)        $ (100,126)        (78,445)
Interest income, net..........................................            3              263              5,306           3,794
                                                                  ---------        ---------         ----------       ---------
Net loss......................................................    $    (184)       $ (15,212)        $  (94,820)      $ (74,651)
                                                                  =========        =========         ==========       =========
Net loss per share:
  Basic and diluted (rounded)(2)..............................    $ (140.48)       $   (2.20)        $     (1.74)     $   (0.77)
                                                                  =========        =========         ===========      =========
Weighted average number of common
  shares outstanding, basic and diluted.......................            1            6,906             54,491          96,622
                                                                  =========        =========         ==========       =========





                                                                                           DECEMBER 31,
                                                                 -----------------------------------------------------------
                                                                     1998             1999              2000              2001
                                                                 -----------      -----------       -----------        --------
                                                                                          (IN THOUSANDS)

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and investments.....................        $    851        $  39,199         $   99,890      $  169,569
Working capital............................................             813           31,957             93,185         149,545
Total assets...............................................             854           58,767            204,181         291,807
Long-term obligations, net of current portion..............              -             4,304                152           1,881
Convertible preferred stock................................           1,000           58,768                 --              --
Total stockholders' equity.................................             816           46,110            171,429         233,634


----------
(1) Includes $18.5 million of business optimization costs in the year ended December 31, 2001, consisting of severance charges of $9.7 million (including non-cash option acceleration charges of $3.0 million); certain wind-up costs resulting in a $6.6 million charge (including severance costs of $5.4 million) associated with the elimination of two secondary, non-strategic processing centers; and a $2.2 million non-cash charge arising from the write-off of a research database that we have determined is no longer a strategic component of our business.

(2) Please refer to note 2 and note 9 of notes to consolidated financial statements for information regarding the method used to compute our basic and diluted net loss per share.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Our primary source of revenue is fees we earn for providing our HR business process management services under long-term contracts. We also receive additional revenue from our consulting services. We recognize revenue for our services as the services are performed. We fulfill some of our service delivery obligations through use of third-party vendors, including vendors that had previously contracted directly with our clients and were then assigned to us for management in connection with our process management services. We may continue to use these vendors, hire replacement vendors, or provide some of these services directly; however, we are responsible for the delivery and acceptability of these third-party vendor services. We include in revenue all charges for services that we are contractually obligated to provide to our clients, whether we provide these services directly using our own personnel or through third-party vendors. We pay the charges of the third-party vendors that provide services for which we are responsible to our clients, and such costs are included in our cost of revenue. In many cases our initial cost of paying these vendors is equal to our revenue attributable to their services. In order to realize a profit from revenue received in connection with these third-party vendor contracts we must reduce these vendor costs by improving efficiencies, obtaining more favorable pricing, or performing the services ourselves at a lower cost.

    To date, we have typically generated leads for potential process management clients through our management, existing consulting relationships, our board of directors, third-party consultants, contact with key executives at Global 500 corporations or direct communication from such companies. After initial discussions with and qualification of the potential client, we typically enter into a non-disclosure agreement. If subsequent discussions result in a mutual desire to pursue a transaction, we then typically enter into a non-binding letter of intent with the client which establishes a framework for due diligence and contract negotiations. Our letter of intent may provide for reimbursement of some or all of our direct and indirect costs incurred during this process.

    Our contracts are generally structured so that we receive a fee that is no greater than our client's historical cost of operating the functions assumed by us. We are generally required to provide a minimum savings to the client on a portion of the contract after about one year from contract signing, and, we may be required to share further savings with our clients in negotiated gain sharing arrangements. The amount of minimum savings is determined in accordance with the terms of the applicable contracts. Once we have signed a contract with a client, we transition its HR processes to our facilities and control. After we have transitioned a client's processes, we work to transform these processes in order to increase efficiencies and reduce costs. Typically the costs we have incurred during the transition period for the services provided and the transitioning of the client's processes have exceeded the revenue received from the client during the transition period. By transforming client processes and operating on a long-term contract basis, we seek to reduce the costs of service delivery below the minimum savings provided in the contract, recover the excess costs incurred during the transition period and realize a profit for the contract period.

    We incurred a net loss of $10.7 million in 1999, exclusive of a non-cash warrant charge of $4.5 million, and $64.9 million in 2000, exclusive of a non-cash warrant charge of $29.9 million. Our net loss in 2001 was $56.2 million, exclusive of business optimization costs of $18.5 million. We may incur losses in future years. In the next two years, we anticipate ongoing significant expense to fund the development and expansion of our technology and general operating infrastructures. We may also make substantial investments to pursue, obtain and transition new client contracts, and to develop new service center capacity to accommodate any growth we may achieve beyond the capacity of our existing service center infrastructure. To the extent that revenue does not increase at a rate commensurate with our increasing costs and expenditures, our future operating results and liquidity could be materially and adversely affected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Exult's discussion and analysis of its financial condition and results of operations are based upon Exult's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Exult to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Exult evaluates its estimates, including those related to long-term service contracts, bad debts, intangible assets, income taxes, contingencies and litigation. Exult bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Exult believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

    Exult recognizes revenue and profit as work progresses on long-term contracts based upon the proportion of costs incurred to the total expected costs. This method relies to some degree on estimates of total expected contract revenue and costs. Exult follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates that would result in any contract losses are charged to income in the period in which the facts that give rise to the revision become known.

    Exult maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Exult's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    Exult records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Exult has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Exult were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Exult determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. As of December 31, 2001, Exult has $59.4 million of deferred tax assets, arising primarily from its net operating losses, for which it has fully reserved through its valuation allowance.

RESULTS OF OPERATIONS

    Our primary activities during 1999 were organization, planning and certain work performed for our first business process management client prior to entering into the related long-term contract. We did not generate any outsourcing process revenues from long-term contracts during 1999. At December 31, 1999, we had approximately 75 employees. As of December 31, 2000, we had five business process management clients and approximately 634 employees. As of December 31, 2001, we had six business process management clients and approximately 1,561 employees. Due to the early stage of our business during 1999, our 1999 operating results do not bear significant relationship to our operating results for the years ended December 31, 2000 and 2001. In addition, in view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results, including our revenue, gross profit (loss) and expenses as a percentage of revenue, should not be relied upon as an indication of our future performance.

    The following table sets forth statement of operations data expressed as a percentage of revenue for the years indicated:



                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                     1999             2000              2001
                                                  --------           ------           -------
Revenue...................................           100.0%           100.0%            100.0%
Cost of revenue...........................            92.6            139.8             106.2
                                                  --------           ------           -------
Gross profit (loss).......................             7.4            (39.8)             (6.2)
                                                  --------           ------           -------


Expenses:
  Product development.....................             7.6             10.0               1.7
  Selling, general and administrative(1)..           205.4             42.3              16.3
  Depreciation and amortization...........            19.4             13.2               4.6
  Warrant charges.........................            93.6             44.9               0.0
                                                  --------           ------           -------
     Total expenses.......................           326.0            110.4              22.6
                                                  --------           ------           -------
Loss from operations......................          (318.6)          (150.2)            (28.8)
Interest income, net......................             5.4              8.0               1.4
                                                  --------           ------           -------
Net loss..................................          (313.2)%         (142.2)%           (27.4)%
                                                  ========           ======           =======


------------
(1) Includes $18.5 million of business optimization costs in 2001. Excluding such costs, selling, general and administrative expense was 9.5% of revenue.

REVENUE

    Revenue for the years ended December 31, 2001, 2000 and 1999, was $272.5 million, $66.7 million and $4.9 million, respectively. The 2001 amount included $255.4 million, or 93.7%, of revenue derived from five business process management clients, and the 2000 amount included $54.9 million, or 82.3%, of revenue derived from four business process management clients, respectively. The balance of our 2001 and 2000 revenue primarily consisted of consulting revenue generated from various clients. As our process management business expands, we expect the relative contribution of revenue derived from consulting clients to continue to decrease. Revenue for the year ended December 31, 1999, primarily consisted of approximately $4.1 million billed to our first business process management client, BP Amoco, for work performed before we entered into a long-term contract with this client in December 1999. The balance of our 1999 revenue primarily consisted of consulting revenue generated from various clients.

    The revenue increase for 2001 as compared to 2000 principally resulted from the progressive transition of service responsibility to Exult under five process management contracts which were executed at various dates from December 1999 through November 2000. The contract for the Company's sixth process management client was executed in October 2001, with process transition occurring in January 2002, so this contract did not result in any revenue in 2001. For the years ended December 31, 2001 and 2000, one process management client accounted for 43.8% and 67.2%, respectively, of revenue. A second process management client accounted for 41.5% of revenue in 2001 and generated no revenue in 2000. No other client accounted for more than 10.0% of revenue in 2001 and 2000. An important part of our revenue growth to date has resulted from sales of additional services to existing clients. The potential for further revenue growth within our existing client base is finite, and we must continue to attract new clients to sustain growth.

COST OF REVENUE

    Our cost of revenue for the years ended December 31, 2001, 2000 and 1999, was $289.4 million, $93.2 million and $4.5 million, respectively, and our gross margin (loss) for the same periods was (6.2%), (39.8%) and 7.4%, respectively, as a percentage of revenue. In 2001 and 2000, cost of revenue consists primarily of expenses associated with third-party vendors that we manage who provide services for our clients within the scope of our process management contracts, compensation and benefits paid to our employees who are directly involved in providing our services, computer and communications equipment and services costs, and facilities costs. In 1999, cost of revenue consisted primarily of compensation and benefits paid to our employees for work performed for one of our process management clients prior to the execution of the long-term contract. The increase in the cost of revenue for the year ended December 31, 2001 as compared to the year ended December 31, 2000 principally resulted from the progressive transition of service responsibility to Exult under our various process management contracts and the continuing expansion of our infrastructure and service capacity. We began to operate our first client service center during the first six months of 2000, opened a second in the latter half of 2000, and began operating our third primary center during the first quarter of 2001. We did not begin operating our fourth primary center until the first quarter of 2002, so 2001 results do not include any costs associated with operating that center. Operating expense will tend to increase to support any growth we may achieve, and our profitability depends upon our ability to leverage existing resources across a broader revenue base and limit increases in operating expense associated with new business to levels significantly below our clients' historical costs of operating the processes we assume. We have incurred, and may continue to incur, negative gross margins as we continue to transition and transform our clients' HR processes.

PRODUCT DEVELOPMENT EXPENSE

    Product development expense for the years ended December 31, 2001, 2000 and 1999, was $4.6 million, or 1.7% as a percentage of revenue, $6.7 million, or 10.0% as a percentage of revenue, and $368,000, or 7.6% as a percentage of revenue, respectively. Product development expense consists primarily of consultant costs and the compensation of our employees who are directly associated with the development of our product features and Internet software and capabilities. We cannot be certain that our product development efforts will provide us with the desired results or will be economically feasible.

    We increased our spending for product development during 2000 as compared to 1999. During 2001, we redirected a portion of these resources to implementation and transformation activities relating to the progressive transition of service responsibility to Exult for our process management contracts, resulting in a decrease in product and development expense for 2001 as compared to 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    For the years ended December 31, 2001, 2000 and 1999, selling, general and administrative expense was $44.5 million, or 16.3% as a percentage of revenue, $28.2 million, or 42.3% as a percentage of revenue, and $10.0 million, or 205.4% as a percentage of revenue, respectively. Selling, general and administrative expense generally consists of compensation for employees engaged in marketing, promoting and selling our services, and for management and administrative personnel. Selling, general and administrative expense also includes third-party consulting and marketing expenditures, as well as facilities and office costs, and legal, accounting and recruiting fees and expenses. Also included in selling, general and administrative expense for the year ended December 31, 2001 were business optimization costs totaling $18.5 million, consisting of severance charges of $9.7 million (including non-cash option acceleration charges of $3.0 million); certain wind-up costs resulting in a $6.6 million charge (including severance costs of $5.4 million) associated with the elimination of two secondary, non-strategic processing centers; and a $2.2 million non-cash charge arising from the write-off of a research database that we have determined is no longer a strategic component of our business. We call these charges "business optimization costs" because they reflect our pursuit of strategies intended to enhance our efficiency and profitability as our operating scale increases and our business progresses toward operational maturity. We may incur business optimization costs from time to time as we implement new organization structures, technologies, processes and other changes in our business.

    Exclusive of business optimization costs, selling, general and administrative expense for the year ended December 31, 2001 was $26.0 million, or 9.5% as a percentage of revenue, compared to $28.2 million, or 42.3% of revenue for the year ended December 31, 2000.The decrease in amount for 2001 as compared to 2000 primarily resulted from the redeployment of certain personnel and other resources to direct client activities, at which time the costs associated with such employees were included in cost of revenue. The decrease in percentage of revenue for 2001 as compared to 2000 primarily resulted from the revenue growth experienced in 2001 as compared to 2000. Selling, general and administrative expense increased for the year ended December 31, 2000 as compared to the year ended December 31, 1999 as a result of the continuing expansion of our infrastructure. However, as a percentage of revenue, these expenses grew at a slower rate than revenue during 2000 as compared to 1999.

DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 was $12.5 million, or 4.6% as a percentage of revenue, $8.8 million, or 13.2% as a percentage of revenue, and $943,000, or 19.4% as a percentage of revenue, respectively. Included in the 2001, 2000 and 1999 amounts was $8.5 million, $3.4 million and $107,000, respectively, of depreciation and amortization expense from property and equipment. Also included in the 2001, 2000 and 1999 amounts was intangible asset amortization of $3.0 million, $4.2 million and $357,000, respectively, and $1.0 million, $1.2 million and $479,000, respectively, of deferred compensation amortization. The increase in depreciation and amortization from property and equipment reflects the continuing build out of our infrastructure and service delivery capabilities.

WARRANT CHARGES

    Warrant charges were $4.5 million and $29.9 million for the years ended December 31, 1999 and 2000, respectively. The 1999 amount included a $3.3 million charge for warrants issued in connection with a business process management contract and a $1.2 million charge for warrants issued in exchange for consulting and recruiting services. The 2000 amount consisted of a charge for warrants issued in connection with the sale of Common Stock. In 2001, no warrant charges were incurred.

INTEREST INCOME, NET

    Interest income, net for years ended December 31, 2001, 2000 and 1999 consisted of interest income of $4.5 million, $6.7 million and $334,000, respectively, partially offset by interest expense of $754,000, $1.4 million and $71,000, respectively. Interest income is generated primarily from short-term investing of cash in excess of current requirements. Interest expense is associated with certain capitalized leases and the debt incurred to purchase the Gunn Partners, Inc. assets in November 1999.

INCOME TAXES

    We incurred losses since our founding in 1998, resulting in federal, state and foreign net operating loss carryforwards. The federal and state net operating loss carryforwards expire beginning in 2020 and 2008, respectively. The foreign net operating loss may be carried forward indefinitely. A full valuation allowance has been provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets.

NET LOSS

    The foregoing resulted in a net loss for the years ended December 31, 2001, 2000 and 1999 of $74.7 million, or $0.77 per basic and diluted share, $94.8 million, or $1.74 per basic and diluted share, and $15.2 million, or $2.20 per basic and diluted share, respectively. Excluding business optimization costs of $18.5 million for the year ended December 31, 2001, the net loss would have been $56.2 million, or $0.58 per basic and diluted share. Excluding warrant charges of $4.5 million and $29.9 million for the years ended December 31, 1999 and 2000, and reflecting the conversion of all of the outstanding shares of the Company's Preferred Stock during 1999 and 2000, the net losses would have been $10.7 million, or $0.14 per share, and $64.9 million, or $0.81 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception in October 1998, we have financed our operations primarily with equity contributions including private placements of our capital stock for consideration of $1.0 million in 1998, $55.1 million in 1999, $161.3 million in 2000 and $26.0 million in 2001; the net proceeds from our initial and secondary public offerings of $56.7 million in June 2000 and $100.3 million in August 2001, respectively; and, to a lesser extent, by cash generated from our business and the exercise of stock options and warrants. The 2000 amount of $161.3 million included $29.9 million from a warrant issued in connection with the sale of Common Stock and $44.0 million of indebtedness owed to us that was subsequently satisfied with prepaid rent and an intangible asset in connection with one of our business process management contracts. The intangible asset is being amortized as a reduction of revenue over the life of the contract.

    Net cash used in operating activities was $33.9 million in the year ended December 31, 2001, and $60.7 million for the year ended December 31, 2000 and $7.6 million for the year ended December 31, 1999. We obtained our first three process management contracts in December 1999 and January 2000 and began generating revenue from these contracts during the first quarter of 2000. We obtained two additional process management contracts during the second half of 2000 and began generating revenue from both of these agreements by the first quarter of 2001. We obtained our sixth and seventh process management contracts in the fourth quarter of 2001 and first quarter of 2002, respectively, and expect to begin generating revenue from these agreements during the first half of 2002. During the years ended December 31, 2001, 2000 and 1999, we continued using operating cash to pursue additional business opportunities and the development of our corporate infrastructure. We also expended operating cash in support of revenue generated by our process management contracts and to fund the transition and transformation costs associated with these process management contracts. Cash used in investing activities was $21.0 million in 2001, $23.8 million in 2000 and $9.6 million in 1999, and was used to construct and expand our client service centers and our internal systems. We generated $127.0 million, $140.3 million and $55.5 million in cash from financing activities during the years ended December 31, 2001, 2000 and 1999 primarily from private placements and public offerings of our stock.

     We expect to generate negative operating cash flow until we become profitable. We expect to increase our investments in property and equipment to support the expansion and renovation of our facilities, including our existing client service centers, and to purchase related computer and other equipment necessary to support our client contracts and growth. In addition, from time to time in the ordinary course of business, we evaluate potential acquisitions of related businesses, assets, services and technologies. Such acquisitions, if completed, may require significant cash expenditures.

    We believe that our cash on hand will be sufficient to satisfy our working capital requirements for at least the next 12 months. We anticipate rapid growth and we may need to raise additional funds through public or private debt or equity financings in order to address unanticipated operating issues, finance acquisitions, obtain new client contracts with capital investment requirements, finance other strategic opportunities, and maintain adequate cash balances to satisfy the expectations of prospective clients. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds, we may be unable to fund our operations or strategic initiatives.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 requires that all business combinations and acquisitions be accounted for based on fair value of assets exchanged under the purchase method, separate recognition of intangible assets apart from goodwill when these assets meet certain criteria and additional disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet captions. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We have adopted the provisions of SFAS No. 141 as of July 1, 2001. Adoption did not have a material impact on our financial condition and results of operations.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted in certain instances for entities with fiscal years beginning after March 15, 2001. We do not expect the adoption of SFAS No. 142 to have a material impact on our consolidated financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of assets that result from the acquisition, construction, development and/or the normal operation of an asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). We do not expect the adoption of SFAS 143 to have a material impact on our financial condition and results of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. We do not expect the adoption of SFAS 144 to have a material impact on our financial condition and results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Except for certain information concerning the Company's executive officers which is included under the caption "Executive Officers and Certain Significant Employees of the Registrant" following Part I, Item 4 of this report, the information required under this Item is included in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders under the caption "Directors and Executive Officers," which will be filed with the Securities and Exchange Commission no later than April 30, 2002, and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

    The information required under this Item is included in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders under the caption "Directors and Executive Officers," which will be filed with the Securities and Exchange Commission no later than April 30, 2002, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required under this Item is included in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders under the caption "Directors and Executive Officers," which will be filed with the Securities and Exchange Commission no later than April 30, 2002, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required under this Item is included in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders under the caption "Directors and Executive Officers," which will be filed with the Securities and Exchange Commission no later than April 30, 2002, and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.

(a)     The following documents are filed as part of this report:

        1.        Index to financial statements

                                                                                                        PAGE
                                                                                                        ----
Report of Independent Public Accountants................................................................ F-2
Consolidated Balance Sheets............................................................................. F-3
Consolidated Statements of Operations................................................................... F-4
Consolidated Statements of Stockholders' Equity......................................................... F-5
Consolidated Statements of Cash Flows................................................................... F-6
Notes to Consolidated Financial Statements.............................................................. F-7


        2.        Financial statement schedules

                                                                                                PAGE
                                                                                                ----
Report of Independent Public Accountants on Supplemental Schedule.......................... See.Exhibit.99.1
Supplemental Schedule Schedule II Valuation and Qualifying Accounts........................ See.Exhibit.99.2



        3.        Exhibits

        See Item (c) below.

(b)     Reports on Form 8-K.

        None

(c)     Exhibits.

2.1(1) Asset Purchase Agreement by and among Exult, Inc., Gunn Partners, Inc., the shareholders of Gunn Partners, Inc. and Michael Gibson dated as of November 22, 1999

2.2(1) Asset Purchase Agreement dated as of December 20, 1999 among Pactiv Corporation, Pactiv Business Services, Inc. and Exult, Inc.

3.1(1)        Fourth Amended and Restated Certificate of Incorporation of Exult,
              Inc.

3.2(1)        Amended and Restated Bylaws of Exult, Inc.

4.1(1) See Exhibits 3.1 and 3.2 for provisions of the Exult, Inc.'s Certificate of Incorporation and Bylaws defining the rights of holders of Exult, Inc.'s Common Stock


4.2(1)        Specimen Common Stock certificate

10.1.1(1)*    Registrant's 1999 Stock Option/Stock Issuance Plan

10.1.2(1)*    Form of Notice of Grant of Stock Option

10.1.3(1)*    Form of Stock Option Agreement

10.1.4(1)*    Form of Addendum to Stock Option Agreement

10.1.5(1)*    Form of Stock Purchase Agreement

10.1.6(1)*    Form of Addendum to Stock Purchase Agreement

10.1.7(1)*    Form of Stock Issuance Agreement

10.1.8(1)*    Form of Addendum to Stock Issuance Agreement

10.2.1(1)*    Registrant's 1999 Special Executive Stock Option/Stock Issuance
              Plan

10.2.2(1)*    Form of Notice of Grant of Stock Option

10.2.3(1)*    Form of Stock Option Agreement

10.2.4(1)*    Form of Addendum to Stock Option Agreement

10.2.5(1)*    Form of Stock Purchase Agreement

10.2.6(1)*    Form of Addendum to Stock Purchase Agreement

10.2.7(1)*    Form of Stock Issuance Agreement

10.2.8(1)*    Form of Addendum to Stock Issuance Agreement

10.3(1)*      Form of Directors' and Officers' Indemnification Agreement

10.4(1)* Founder Stock Purchase Agreement by and among BPO-US, Inc., James Madden and General Atlantic Partners, LLC dated April 1, 1999

10.5.1(1)*    Amended and Restated Registration Rights Agreement among Exult,
              Inc. and the Stockholders identified therein dated December 23,
              1999

10.5.2(1)*    Amendment No. 1 to Amended and Restated Registration Rights
              Agreement among Exult and the Stockholders identified therein dated February 10, 2000

10.6.1(1)     Office Space Lease between The Irvine Company and BPO-US, Inc.
              dated June 28, 1999

10.6.2(1)     First Amendment to Office Space Lease between The Irvine Company and Exult, Inc. dated February 29, 2000

10.7.1(1)     Lease Agreement Venture Technology Center VI Building, The
              Woodlands, Montgomery County, Texas between The Woodlands
              Corporation and Tenneco Business Services, Inc. dated August 15,
              1995

10.7.2(1)     Assignment and Assumption of Lease between Pactiv Business
              Services, Inc. (formerly known as Tenneco Business services, Inc.)
              and Exult, Inc. dated January 1, 2000

10.8(1)+ Framework Agreement dated December 7, 1999 by and between the Company and BP Amoco, p.l.c.

10.9(1)+ US Country Agreement dated December 7, 1999 by and between the Company and BP America, Inc.

10.10(1)+     UK Country Agreement dated December 7, 1999 by and between Exult
              Limited and BP International Limited

10.16* Registrant's 2000 Employee Stock Purchase Plan, amended and restated as of January 1, 2002

10.17(1) Lease among Scottish Mutual Assurance p.l.c. and Exult Limited and Exult, Inc.

10.18(1)*     Registrant's 2000 Equity Incentive Plan

10.19(1)*     Loan Agreement dated May 30, 2000 by and between Exult, Inc. and
              Kevin Campbell

10.20(2)+     Master Services Agreement by and between Exult, Inc. and Unisys
              Corporation dated August 28, 2000

10.21(3)*     Employment Agreement, Severance Agreement, and Stock Option
              Addendum for James C. Madden, V

10.22(3)*     Employment Agreement, Severance Agreement, and Stock Option
              Addendum for Stephen M. Unterberger

10.23(3)*     Employment Agreement, Severance Agreement, and Stock Option
              Addendum for Kevin M. Campbell

10.24*        Offer Letter for Richard Jones

10.25(3)*     Employment Agreement, Severance Agreement, and Stock Option
              Addendum for Robert W. Gunn

10.26(3) Office Lease between Temple Property Holdings Limited and Exult Limited dated June 13, 2000

10.27(3) Unit Purchase Agreement between Exult, Inc. and Bank of America Corporation dated October 12, 2000

10.28(3)      Common Stock Warrant Issued to Bank of America October 12, 2000

10.29(3)+     Master Services Agreement between Exult, Inc. and Bank of America
              Corporation dated November 21, 2000

10.30(3)+     Office Space Lease between Bank of America, National Association and Exult, Inc. dated November 21, 2000

10.31(4)+     Common Stock Purchase Agreement by and between Exult, Inc. and
              Automatic Data Processing, Inc. dated as of June 11, 2001

10.32(5)+     Addendum 1 to Master Services Agreement between Exult, Inc. and
              Bank of America Corporation dated as of March 15, 2001

10.33(5)+     Addendum 2 to Master Services Agreement between Exult, Inc. and
              Bank of America Corporation dated as of September 10, 2001

10.34++ Human Resources Services Agreement between Exult, Inc. and International Paper Company dated as of October 18, 2001

10.35++ Systems Services Agreement between Exult, Inc. and International Paper Company dated as of October 18, 2001

10.36++ Technical Services Agreement between Exult, Inc. and International Paper Company dated as of October 18, 2001

10.37++ Sublease between Exult, Inc. and International Paper Company dated as of January 1, 2002

10.38*        Loan Agreement dated September 1, 2000 by and between Exult, Inc.
              and Richard Jones

10.39*        Bonus Letter dated September 1, 2000 by and between Exult, Inc.
              and Richard Jones

21.1(1)       Subsidiaries of Exult, Inc.

23.1          Consent of Independent Public Accountants

99.1          Report of Independent Public Accountants on Supplemental Schedule

99.2          Supplemental Schedule - Schedule II - Valuation and Qualifying
              Accounts

99.3          Letter to SEC Pursuant to Temporary Note 3T
-----------

(1) Previously filed with the Registrant's Registration Statement on Form S-1, Registration Number 333-31754, and incorporated herein by reference.

(2) Previously filed with the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(3) Previously filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(4) Previously filed with the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(5) Previously filed with the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

+ Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

++ Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

* This exhibit is a management contract or a compensatory plan or arrangement.

     (d)     See item (a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EXULT, INC.
                                  (REGISTRANT)


Date:  March 29, 2002                By:   /s/ JAMES C. MADDEN, V
                                        ------------------------------
                                           James C. Madden, V
                                           Chief Executive Officer and President

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



                SIGNATURE                                              TITLE                                        DATE
                ---------                                              -----                                        ----

   /s/ JAMES C. MADDEN, V                                 Chief Executive Officer,                            March 29, 2002
----------------------------------------------------      President and Chairman of the Board
   James C. Madden, V                                     (principal executive officer)


   /s/ MICHAEL F. HENN                                    Chief Financial Officer                             March 29, 2002
----------------------------------------------------      (principal financial officer)
   Michael F. Henn

   /s/ ROBERT G. McGRAW                                   Vice President, Finance and                         March 29, 2002
----------------------------------------------------      Chief Accounting Officer
   Robert G. McGraw                                       (principal accounting officer)


   /s/ J. MICHAEL CLINE                                   Director                                            March 29, 2002
----------------------------------------------------
   J. Michael Cline


  /s/ STEVEN A. DENNING                                   Director                                            March 29, 2002
----------------------------------------------------
   Steven A. Denning


   /s/ MARK DZIALGA                                       Director                                            March 29, 2002
----------------------------------------------------
   Mark Dzialga


   /s/ MICHAEL MILES                                      Director                                            March 29, 2002
----------------------------------------------------
   Michael Miles

  /s/ THOMAS NEFF                                         Director                                            March 29, 2002
----------------------------------------------------
   Thomas Neff


   /s/ JOHN R. OLTMAN                                     Director                                            March 29, 2002
----------------------------------------------------
   John R. Oltman




   /s/ A. MICHAEL SPENCE                                  Director                                            March 29, 2002
----------------------------------------------------
   A. Michael Spence

   /s/ JOSH S. WESTON                                     Director                                            March 29, 2002
----------------------------------------------------
   Josh S. Weston


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Public Accountants..............................    F-2
Consolidated Balance Sheets...........................................    F-3
Consolidated Statements of Operations.................................    F-4
Consolidated Statements of Stockholders' Equity.......................    F-5
Consolidated Statements of Cash Flows.................................    F-6
Notes to Consolidated Financial Statements............................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the stockholders of Exult, Inc.:

     We have audited the accompanying consolidated balance sheets of Exult, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exult, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for the years ended December 31, 1999, 2000 and 2001 in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP
-----------------------------------
ARTHUR ANDERSEN LLP
Orange County, California
January 23, 2002

                                   EXULT, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (amounts in thousands except per share amounts)

                                                                          DECEMBER 31,
                                                                   -------------------------
                                                                      2000           2001
                                                                   ---------       ---------
                              ASSETS
Current Assets:
  Cash and cash equivalents .................................      $  94,890       $ 166,888
  Investments ...............................................          5,000           2,681
  Accounts receivable .......................................         17,713          19,574
  Other receivables .........................................          2,418           2,860
  Prepaid expenses and other current assets .................          5,764          13,834
                                                                   ---------       ---------
         Total Current Assets ...............................        125,785         205,837
Property and equipment, net .................................         24,945          39,143
Intangibles assets, net .....................................         36,447          28,683
Other assets ................................................         17,004          18,144
                                                                   ---------       ---------
         Total Assets .......................................      $ 204,181       $ 291,807
                                                                   =========       =========


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ..........................................      $   3,475       $   9,907
  Accrued liabilities .......................................         24,858          44,796
  Current portion of long-term obligations and other ........          4,419           3,470
                                                                   ---------       ---------
         Total Current Liabilities ..........................         32,752          58,173
                                                                   ---------       ---------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $0.0001 par value;
    Authorized - 15,000 shares;
    Issued and outstanding - none at
      December 31, 2000 and 2001, respectively ..............             --              --
  Common stock, $0.0001 par value;
    Authorized - 500,000 shares;
    Issued and outstanding - 90,956 and 104,195
      at December 31, 2000 and 2001, respectively ...........              9              10
  Additional paid-in capital ................................        284,393         419,814
  Deferred compensation .....................................         (2,757)         (1,198)
  Cumulative translation adjustments ........................             --            (125)
  Accumulated deficit .......................................       (110,216)       (184,867)
                                                                   ---------       ---------
         Total Stockholders' Equity .........................        171,429         233,634
                                                                   ---------       ---------
         Total Liabilities and Stockholders' Equity .........      $ 204,181       $ 291,807
                                                                   =========       =========






              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                   EXULT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share amounts)

                                                                   YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                              1999           2000            2001
                                                           ---------       ---------       ---------
Revenue .............................................      $   4,857       $  66,661       $ 272,534
Cost of revenue .....................................          4,498          93,195         289,420
                                                           ---------       ---------       ---------
Gross profit (loss) .................................            359         (26,534)        (16,886)
                                                           ---------       ---------       ---------
Expenses:
  Product development ...............................            368           6,674           4,630
  Selling, general and administrative(1) ............          9,976          28,207          44,457
  Depreciation and amortization .....................            943           8,811          12,472
  Warrant charges ...................................          4,547          29,900              --
                                                           ---------       ---------       ---------
     Total expenses .................................         15,834          73,592          61,559
                                                           ---------       ---------       ---------
Loss from operations ................................        (15,475)       (100,126)        (78,445)
  Interest income, net ..............................            263           5,306           3,794
                                                           ---------       ---------       ---------
Net loss ............................................      $ (15,212)      $ (94,820)      $ (74,651)
                                                           =========       =========       =========
Net loss per common share:
  Basic and diluted .................................      $   (2.20)      $   (1.74)      $   (0.77)
                                                           =========       =========       =========

Weighted average number of common shares outstanding:
    Basic and diluted ...............................          6,906          54,491          96,622
                                                           =========       =========       =========


-------------------

(1)  Includes $18,474 of business optimization costs in 2001.






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EXULT, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (amounts in thousands)

                                                              CONVERTIBLE
                                                            PREFERRED STOCK            COMMON STOCK
                                                          ------------------    -----------------------------
                                                                                                   ADDITIONAL
                                                                   PREFERRED                        PAID-IN     DEFERRED
                                                           SHARES    STOCK      SHARES     PAR      CAPITAL   COMPENSATION
                                                          -------  ---------   --------  --------  ---------- ------------
BALANCE, December 31, 1998..........................           25  $   1,000          9  $     --  $      --   $       --
  Issuance of preferred stock.......................        6,166     55,144         --        --         --           --
  Issuance of common stock for cash.................           --         --      8,856         1         38           --
  Issuance of common stock for services and
    subscription....................................           --         --        307        --        200           --
  Common stock issued upon exercise of stock options           --         --        262        --        197           --
  Issuance of preferred stock and
    common stock warrants for service contract......           --      2,624         --        --        693           --
  Issuance of common stock warrants for services....           --         --         --        --      1,230           --
  Deferred compensation related to the issuance
    of common stock and common stock options........           --         --         --        --      3,613       (3,613)
  Amortization of deferred compensation.............           --         --         --        --         --          479
  Net loss..........................................           --         --         --        --         --           --
                                                          -------  ---------   --------     -----  ---------   ----------
BALANCE, December 31, 1999..........................        6,191     58,768      9,434         1      5,971       (3,134)
  Issuance of preferred stock.......................        7,271     63,936         --        --         --           --
  Common stock issued upon warrant exercises........           --         --      4,187        --      5,273           --
  Preferred stock issued upon warrant exercise......        3,339      7,192         --        --         --           --
  Issuance of common stock in initial public offering          --         --      6,300         1     56,668           --
  Conversion of preferred stock into common stock...      (16,801)  (129,896)    65,485         7    129,889           --
  Issuance of common stock and
    common stock warrants for cash and assets.......           --         --      5,000        --     84,900           --
  Common stock issued upon exercise of stock options           --         --        514        --        436           --
  Common  stock issued under employee stock
    purchase plan...................................           --         --         36        --        370           --
  Issuance of common stock warrants for services....           --         --         --        --         94           --
  Payment of subscription receivable................           --         --         --        --         --           --
  Deferred compensation related to stock options
    granted.........................................           --         --         --        --        792         (792)
  Amortization of deferred compensation.............           --         --         --        --         --        1,169
  Net loss..........................................           --         --         --        --         --           --
                                                          -------  ---------   --------     -----  ---------   ----------
BALANCE, December 31, 2000..........................           --         --     90,956         9    284,393       (2,757)
  Issuance of common stock in secondary offering....           --         --      8,000         1    100,317           --
  Issuance of common stock for cash.................           --         --      2,068        --     26,000           --
  Common stock issued upon
     exercise of stock options and warrants.........           --         --      3,048        --      5,472           --
  Common stock issued under employee stock
    purchase plan...................................           --         --        123        --      1,080           --
  Issuance of common stock options for services.....           --         --         --        --         36           --
  Accelerated vesting of common stock options
     net of related unamortized deferred compensation          --         --         --        --      2,516          524
  Amortization of deferred compensation.............           --         --         --        --         --        1,035
  Cumulative translation adjustments................           --         --         --        --         --           --
  Net loss..........................................           --         --         --        --         --           --
                                                          -------  ---------  ---------  --------  ---------   ----------
BALANCE, December 31, 2001..........................           --   $     --    104,195  $     10  $ 419,814   $   (1,198)
                                                          =======  =========  =========  ========  =========   ==========

                                                           CUMULATIVE                                   TOTAL
                                                           TRANSLATION  ACCUMULATED  SUBSCRIPTIONS  STOCKHOLDERS'
                                                           ADJUSTMENTS    DEFICIT     RECEIVABLE      EQUITY
                                                          ------------  -----------  -------------  -------------
BALANCE, December 31, 1998..........................       $    --       $  (184)     $       --     $     816
  Issuance of preferred stock.......................            --             --             --        55,144
  Issuance of common stock for cash.................            --             --             --            39
  Issuance of common stock for services and
    subscription....................................            --             --           (100)          100
  Common stock issued upon exercise of stock options            --             --             --           197
  Issuance of preferred stock and
    common stock warrants for service contract......            --             --             --         3,317
  Issuance of common stock warrants for services....            --             --             --         1,230
  Deferred compensation related to the issuance
    of common stock and common stock options........            --             --             --           --
  Amortization of deferred compensation.............            --             --             --           479
  Net loss..........................................            --        (15,212)            --       (15,212)
                                                           -------      ---------      ---------     ---------
BALANCE, December 31, 1999..........................            --        (15,396)          (100)       46,110
  Issuance of preferred stock.......................            --             --             --        63,936
  Common stock issued upon warrant exercises........            --             --             --         5,273
  Preferred stock issued upon warrant exercise......            --             --             --         7,192
  Issuance of common stock in initial public offering           --             --             --        56,669
  Conversion of preferred stock into common stock...            --             --             --           --
  Issuance of common stock and
    common stock warrants for cash and assets.......            --             --             --        84,900
  Common stock issued upon exercise of stock options            --             --             --           436
  Common  stock issued under employee stock
    purchase plan...................................            --             --             --           370
  Issuance of common stock warrants for services....            --             --             --            94
  Payment of subscription receivable................            --             --            100           100
  Deferred compensation related to stock options
    granted.........................................            --             --             --           --
  Amortization of deferred compensation.............            --             --             --         1,169
  Net loss..........................................            --        (94,820)            --       (94,820)
                                                           -------      ---------      ---------     ---------
BALANCE, December 31, 2000..........................            --       (110,216)            --       171,429
  Issuance of common stock in secondary offering....            --             --             --       100,318
  Issuance of common stock for cash.................            --             --             --        26,000
  Common stock issued upon
     exercise of stock options and warrants.........            --             --             --         5,472
  Common stock issued under employee stock
    purchase plan...................................            --             --             --         1,080
  Issuance of common stock options for services.....            --             --             --            36
  Accelerated vesting of common stock options
     net of related unamortized deferred compensation           --             --             --         3,040
  Amortization of deferred compensation.............            --             --             --         1,035
  Cumulative translation adjustments................          (125)            --             --          (125)
  Net loss..........................................            --        (74,651)            --       (74,651)
                                                           -------      ---------      ---------     ---------
BALANCE, December 31, 2001..........................       $  (125)     $(184,867)     $      --     $ 233,634
                                                           =======      =========      =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EXULT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                             YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                       1999           2000            2001
                                                                    ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................      $ (15,212)      $ (94,820)      $ (74,651)
  Adjustments to reconcile net loss to net cash
    used in operating activities -
    Depreciation and amortization ............................            943           8,811          15,600
    Charge for warrants and options ..........................          4,547          29,994           3,076
    Write off of intangible assets ...........................             --              --           2,165
  Changes in operating assets and liabilities -
    Investments ..............................................             --          (5,000)          2,319
    Receivables ..............................................           (824)        (19,307)         (1,861)
    Prepaid expenses and other current assets ................           (287)         (5,477)         (8,512)
    Other assets .............................................           (410)            455          (1,140)
    Accounts payable .........................................          1,449           2,022           6,432
    Accrued liabilities ......................................          2,235          22,588          22,717
                                                                    ---------       ---------       ---------
        Net cash used in operating activities ................         (7,559)        (60,734)        (33,855)
                                                                    ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .........................         (4,363)        (23,831)        (20,957)
  Cash paid in acquisition of intangible assets ..............         (5,210)             --              --
                                                                    ---------       ---------       ---------
        Net cash used in investing activities ................         (9,573)        (23,831)        (20,957)
                                                                    ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock ..................         55,144          71,128              --
  Proceeds from issuance of common stock .....................            139          73,312         126,318
  Payment of subscription receivable .........................             --             100              --
  Exercise of stock options ..................................            197             436           6,028
  Payments on long-term obligations ..........................             --          (4,720)         (5,349)
                                                                    ---------       ---------       ---------
        Net cash provided by financing activities ............         55,480         140,256         126,997
                                                                    ---------       ---------       ---------
Effect of exchange rate changes on cash ......................             --              --            (187)
                                                                    ---------       ---------       ---------
Net increase in cash and cash equivalents ....................         38,348          55,691          71,998
Cash and cash equivalents, beginning of period ...............            851          39,199          94,890
                                                                    ---------       ---------       ---------
Cash and cash equivalents, end of period .....................      $  39,199       $  94,890       $ 166,888
                                                                    =========       =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest .................................................      $       5       $     321       $   1,464
                                                                    =========       =========       =========
    Income taxes .............................................      $       1       $      34       $      48
                                                                    =========       =========       =========
SUMMARY OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
  Common stock issued on subscriptions .......................      $     100       $      --       $      --
                                                                    =========       =========       =========
  Preferred and common stock warrants
    issued in connection with a service contract .............      $   3,317       $      --       $      --
                                                                    =========       =========       =========
  Common stock options and warrants issued for services ......      $   1,230       $      94       $      36
                                                                    =========       =========       =========
  Acquisition of equipment through capital lease .............      $     139       $      --       $   1,621
                                                                    =========       =========       =========
  Common stock issued for prepaid rent and intangible asset ..      $      --       $  44,000       $      --
                                                                    =========       =========       =========
  Common stock warrants issued in connection with common stock      $      --       $  29,900       $      --
                                                                    =========       =========       =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

1.   DESCRIPTION OF BUSINESS

Organization

     Exult, Inc. and subsidiaries ("Exult" or the "Company") designs, implements, and manages comprehensive web-enabled human resources processes in support of the employees of clients, generally under long-term contracts. In addition, the Company provides consulting services for measuring and improving the efficiency of human capital productivity and human resource, finance and accounting processes.

     Exult was incorporated in the State of Delaware on October 29, 1998. The Company began marketing its services in 1999. In August 1999 and November 1999, the Company formed two subsidiaries, Exult Limited in the United Kingdom to establish operations in that country, and Exult Equity Partners, Inc. for the purpose of acquiring most of the assets of Gunn Partners, Inc., a consulting business (Gunn).

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

Reclassifications

     Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform with the 2001 presentation.

Cash Equivalents

     The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity period of these investments.

Investments

     As of December 31, 2001, the Company had approximately $2,681,000 invested in fixed-term deposit accounts which bear interest ranging from 3.87 percent to
4.81 percent and mature between January 23, 2002 and March 15, 2002.

Property and Equipment

     Property and equipment is stated at cost. Depreciation and amortization of property and equipment are recorded using either the double declining balance or straight-line methods over the estimated useful life of the assets. Significant additions and improvements to property and equipment are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any gain or loss is reflected in the results of operations. Maintenance, repairs and minor renewals are charged directly to expense as incurred.

Capitalized Costs

     In accordance with Statement of Position (SOP) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company expenses all costs associated with the development or purchase of internal use software other than those incurred during the application development stage. Costs related to application development are capitalized and amortized over the estimated useful life of the software.

     The Company capitalizes all incremental direct origination costs and certain non-incremental internal direct origination costs, including direct labor, incurred subsequent to contract acquisition to the extent that management determines that such costs are realizable. Contract acquisition is generally deemed by the Company's management to have occurred, and therefore costs are begun to be capitalized, at the time a definitive letter of intent is executed between Exult and the customer. These costs are amortized over the applicable contract term.

    Exult capitalizes certain set-up and other direct installation costs to the extent that management determines such costs are realizable. Capitalized set-up and other direct installation costs are amortized over the applicable contract term.

Intangibles, Net

     Intangible assets consist of the portion of the purchase price of assets acquired from a client and assets acquired from the former owners of Gunn in excess of the fair value of identifiable net tangible assets acquired in each instance. Amortization is computed using the straight-line method over the estimated useful lives of the assets. The intangible asset acquired from a client is being amortized as a reduction of revenue over the life of the contract.

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

Revenue Recognition

     The Company recognizes revenue at the time services are performed and the amount is billable, either on a fee-for-service basis for process management clients or per diem basis for consulting clients. Fee-for-service contracts are generally structured so that the Company receives a fee that is no greater than the client's historical cost of operating the functions assumed by the Company. After the Company has achieved a negotiated minimum cost reduction, in certain instances the Company may be required to share further savings with its clients in a negotiated gain sharing arrangement. The amount of savings to be shared with clients is determined on a periodic basis in accordance with the terms of the applicable contracts. In cases where the Company anticipates that, based upon the amount of costs incurred and estimated future costs to be incurred, amounts will be due to clients, revenue is recorded net of such amounts.

     In connection with the long-term service contracts, revenue is recognized based on the proportion of incurred contract costs to date compared to total estimated contract costs after giving effect to the most recent estimates of total cost. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. In addition, if the Company miscalculates the resources or time needed to perform under these contracts or is not able to perform human resource management more cost effectively than its clients, the costs of providing services could exceed the fixed amount the Company would receive and a provision for such loss is recorded at the time such determination is made.

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

Concentration and Other Outsourcing Risk Factors

     During the years ended December 31, 1999 and 2000, approximately 84 percent and 67 percent, respectively, of the Company's revenue was generated from a single process management client. During the year ended December 31, 2001, two of the Company's process management clients, including the Company's largest client in 1999 and 2000, accounted for approximately 44 percent and 42 percent of the Company's revenue. No other client accounted for 10 percent or more of the Company's total revenue during any of these three years. As of December 31, 2001, the Company has a total of six process management clients and in January 2002, the Company added a seventh process management client. If any of the five largest process management clients were to substantially reduce or stop using the Company's services, future revenues would be seriously impaired. These contracts are still at early stages. As such, management believes that the Company's ability to secure future clients and revenues will be largely dependent upon managing and administering these clients' human resource processes effectively and efficiently, and achieving service levels and cost savings specified in the contracts. Although these contracts are not scheduled to expire until December 2004, November 2010, October 2011, and January 2012, the clients may terminate their contracts prior to those dates for significant nonperformance by the Company; for any reason after December 2002, November 2001, January 2006 and July 2004, respectively, with specified prior written notice; or in the event there is a change in control of the Company, as defined.

     The Company has, and plans to continue to enter into, fixed price or relatively fixed priced process management contracts. These contracts typically are structured so that the Company receives fixed amounts that are generally equal to or less than the client's historical costs incurred in connection with the services the Company is assuming. After the Company has achieved a negotiated minimum cost reduction, in certain instances the Company may be required to share further savings with its clients in a negotiated gain sharing arrangement. If the Company miscalculates the resources or time needed to perform under these contracts or is not able to perform human resource management more cost effectively than its clients, the costs of providing services could exceed the fixed amount the Company would receive. If that occurs, the Company would lose money on the contract. The contracts also contain certain minimum service level requirements that must be met. The Company currently depends on third parties to provide a number of specialized human resource services to the clients, such as recruiting and relocation, training and temporary help services. If the Company and its third-party vendors are not able to meet these requirements, the clients can assess penalties against the Company in accordance with the terms of the contracts. The assessment of any penalties could adversely affect future operating results.

Income Taxes

     The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rules and laws that are expected to be in effect when the differences are expected to be recovered. Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. A valuation allowance has been provided for deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax asset will not be realized.

Loss Per Share

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. To date, common stock equivalent shares have been excluded from the computations as their effect is antidilutive.

Comprehensive Income (Loss)

     Components of comprehensive income (loss) include amounts that are excluded from net income (loss). There were no significant differences between the Company's net loss and comprehensive loss for each of the years presented.

Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock Based Compensation. APB No. 25 provides that compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of stock options granted. Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options.

Foreign Currency Translation

     The functional currency of the Company's foreign subsidiary is the local currency. Assets and liabilities of subsidiaries with international operations are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing as they occur. Translation adjustments are included in accumulated other comprehensive income
(loss), a separate component of stockholders' equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which are immaterial, are included in the consolidated statements of operations. The Company has not entered into any foreign currency exchange contracts or other derivative financial instruments.

Segment Information

     Management has determined that the Company operates in only one business segment. Prior to 2000, substantially all of the Company's revenue was derived from within the United States. For the years ended December 31, 2000 and 2001, 76 percent and 83 percent, respectively, of the Company's revenue was derived from within the United States with the balance for each year being derived primarily from within the United Kingdom.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" which addresses financial accounting and reporting for business combinations and supersedes APB No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 requires that all business combinations and acquisitions be accounted for based on fair value of assets exchanged under the purchase method, separate recognition of intangible assets apart from goodwill when these assets meet certain criteria and additional disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet captions. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001. Adoption did not have a material impact on the Company's financial condition and results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted in certain instances for entities with fiscal years beginning after March 15, 2001. The Company does not expect the adoption of SFAS No. 142 to have a material impact on its consolidated financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of assets that result from the acquisition, construction, development and/or the normal operation of an asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). The Company does not expect the adoption of SFAS 143 to have a material impact on its financial condition and results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The Company does not expect the adoption of SFAS 144 to have a material impact on its financial condition and results of operations.

3.   DETAIL OF SELECTED FINANCIAL STATEMENT CAPTION INFORMATION (IN THOUSANDS)

Property and Equipment

     Property and equipment consists of the following:

                                                                               DECEMBER 31,
                                                                         -----------------------
                                                           USEFUL LIFE     2000           2001
                                                          -------------  --------       --------
     Furniture and fixtures ........................         5 years     $  3,323       $  3,801
     Equipment, computers and software .............      3 to 5 years     10,683         31,675
     Leasehold improvements ........................        Lease term      5,063          5,773
     Construction-in-progress ......................                        9,401          9,918
                                                                         --------       --------
                                                                           28,470         51,167
     Less: Accumulated depreciation and amortization                       (3,525)       (12,024)
                                                                         --------       --------
     Property and equipment, net ...................                     $ 24,945       $ 39,143
                                                                         ========       ========

Intangible Assets

     Intangible assets consists of the following:

                                                DECEMBER 31,
                                         -----------------------
                                           2000           2001
                                         --------       --------
     Gross intangible assets ........    $ 41,039       $ 35,667
     Less: Accumulated amortization..      (4,592)        (6,984)
                                         --------       --------
     Intangible assets, net .........    $ 36,447       $ 28,683
                                         ========       ========

Other Assets

     Other assets consists of the following:

                                                       DECEMBER 31,
                                                  --------------------
                                                    2000         2001
                                                  -------      -------
     Prepaid rent, net of current portion...      $15,189      $14,335
     Other .................................        1,815        3,809
                                                  -------      -------
                                                  $17,004      $18,144
                                                  =======      =======

Accrued Liabilities

     Accrued liabilities consists of the following:

                                                                            DECEMBER 31,
                                                                        --------------------
                                                                          2000         2001
                                                                        -------      -------
     Accrued employee compensation benefits and related costs ....      $ 5,929      $16,880
     Accrued outsourcing third-party arrangements ................        5,562        8,280
     Bank liability ..............................................        4,513           --
     Accrued severance and related costs .........................           --       11,484
     Other accrued liabilities ...................................        8,854        8,152
                                                                        -------      -------
                                                                        $24,858      $44,796
                                                                        =======      =======


Business Optimization Costs

     Included in selling, general and administrative expense for the year ended December 31, 2001, are $9,688,000 of severance costs (including non-cash option acceleration charges of $3,040,000), certain wind-up costs totaling $6,621,000 (including severance costs of $5,412,000) associated with the elimination of two secondary processing centers and a $2,165,000 non-cash charge relating to the write-off of a research database that the Company has determined is no longer a strategic component of its business. In connection with the severance costs and the consolidation of the processing centers, the Company plans to terminate 353 employees.

4.   COMMITMENTS AND CONTINGENCIES

Lease Obligations

     The Company leases space in the building it uses as its international headquarters under a noncancellable operating lease agreement, which expires in April 2003, and leases space in the building it uses as its European headquarters under a noncancellable operating lease agreement, which expires in June 2010. The Company also leases space to house its processing and shared service center staffs in North Carolina, Scotland and Texas under noncancellable operating lease agreements expiring in November 2010, March 2010 and March 2006, respectively. Under the lease agreement for the Scotland facility, the landlord or the Company may terminate the agreement in March 2005 with 12 months prior notice. The Company also leases certain amounts of limited office space for various employees and office equipment under operating lease agreements expiring through October 2003.

     Future minimum rental commitments under all operating leases as of December 31, 2001, are as follows:

                                             COMMITMENTS
                                           --------------
                                           (in thousands)
     2002 ..............................      $ 5,362
     2003 ..............................        4,549
     2004 ..............................        4,039
     2005 ..............................        4,039
     2006 ..............................        3,329
     Thereafter ........................       11,340
                                              -------
     Future minimum lease payments .....      $32,658
                                              =======

     Rental expense for the years ended December 31, 1999, 2000 and 2001, was $272,000, $3,394,000 and $7,800,000, respectively.

Purchase Commitments

     The Company has entered into various purchase commitment agreements with third parties for certain products and services in connection with the Company's process management service offerings. Under these agreements, the Company is required to make aggregate minimum payments of $5,172,000, $4,869,000, $5,552,000, $6,594,000, $8,125,000 and $7,500,000 upon receipt of the products and services for the years ended December 31, 2002, 2003, 2004, 2005, 2006 and 2007, respectively. Certain of these agreements provide the Company with the ability to cancel the respective agreement for convenience upon the payment of a fee.

Customer Contracts

     The Company has entered into several contracts for the provision of the Company's process management service offerings. Under these agreements, the Company is purchasing various assets and making certain payments aggregating $15,600,000 anticipated to occur during 2002.

Employment Agreements

     The Company entered into employment agreements with key management personnel. These agreements provide for a defined level of compensation and additional compensation in the form of bonuses based on performance. The agreements also provide for severance benefits in the event of termination without cause or in connection with a change in control, as defined.

Bonus Plan

     During 1999, the Company adopted an annual incentive program (Incentive
Plan) for all personnel. The Incentive Plan provides bonuses based upon the achievement of various targets, both financial and non-financial, as well as the participants' contributions to the Company. The Company expensed $997,000, $1,997,000 and $11,127,000 in connection with the Incentive Plan during the years ended December 31, 1999, 2000 and 2001, respectively, approximately $2,477,000 and $11,388,000 of which was included in accrued liabilities as of December 31, 2000 and 2001, respectively.

5. NOTE PAYABLE

     In connection with the Company's purchase of Gunn's assets, the Company issued a note payable in the amount of $10,000,000. The note was due in two equal installments of $5,000,000 each. The November 2000 and November 2001 payments were made as scheduled, resulting in no remaining balance as of December 31, 2001.

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

     Certain stockholders who purchased their shares prior to the initial public offering have registration rights associated with their stock.

Stock Split

     On April 26, 1999, the Board of Directors declared a 180-for-1 stock split on all Common Stock and Preferred Stock then outstanding. Further, on January 31, 2000, the Board of Directors declared a 5-for-1 split on all Common Stock then outstanding. All common share and per share data have been retroactively restated to give effect to these splits.

Capital Transactions

     On April 1, 1999, the Company issued 8,856,000 shares of Common Stock, par value of $0.0001 per share, to a key employee for total consideration of $39,000. The Company estimated the fair value as of November 1998, when his employment and the stock purchase was negotiated, based on recent cash sales to third parties, adjusting the valuation for differences in rights associated with each class of stock. Of the 8,856,000 shares, 922,500 shares were immediately vested with the balance vesting in 43 equal monthly installments. If the holder's employment terminates for cause or voluntarily, no further shares vest. If the holder's employment terminates for any reason other than cause, including death or disability, 50 percent of all unvested shares will vest, except that all unvested shares will vest upon termination of the holder's employment by the Company without cause or by the holder with good reason in connection with a change in control, as defined. Following termination of employment, the Company has the right to repurchase any or all unvested shares at their original purchase price. Subsequent to the lapse of the Company's repurchase right, certain of the Company's founding investors have a right to purchase the remaining unvested shares.

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

     On June 6, 1999, the Company became obligated to issue warrants exercisable for 691,880 and 182,390 shares of Common Stock at an exercise price of approximately $1.08 and $2.06 per share, respectively, as consideration for consulting services performed. In connection therewith, the Company recorded expenses of $750,000 and $375,000, respectively, which was deemed to be the fair market value of the services performed. The warrants included a provision for a cashless exercise whereby shares to be issued upon exercise of the warrants could be used to pay the exercise price using the fair market value of a share of Common Stock on the date of exercise. On November 2, 2000, the warrants exercisable for 691,880 and 182,390 shares of Common Stock were exercised in full using the cashless exercise feature resulting in the net issuance of 643,617 and 158,149 shares of Common Stock, respectively.

     On July 29, 1999, and on October 12, 1999, the Company issued 70,320 and 46,875 shares of Common Stock, respectively, to a director for the exercise of non-statutory stock options for total consideration of $46,000 and $30,000, respectively. The shares are subject to repurchase under the terms of the 1999 Stock Option/Stock Issuance Plan.

     On September 22, 1999, the Company became obligated to issue warrants exercisable for 47,770 and 46,155 shares of Common Stock at an exercise price of approximately $1.57 and $0.65 per share, respectively, as consideration for consulting services performed. In connection therewith, the Company recorded expenses of $75,000 and $30,000, respectively, which was deemed to be the fair market value of the services performed. The warrant exercisable for 46,155 shares of Common Stock was exercised in full during 2000 generating net proceeds of $30,000. The warrant exercisable for 47,770 shares of Common Stock was exercised in full during 2001 generating net proceeds of $75,000.

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

     On October 12, 2000, Exult and Bank of America signed a non-binding Memorandum of Understanding providing the framework for a broad business relationship, including the provision of business process management services to Bank of America by Exult. The business relationship and process management services transaction were subject to ongoing negotiations and the Memorandum of Understanding established a 60-day time period to reach a definitive agreement. Upon executing the Memorandum of Understanding, Bank of America acquired 5,000,000 investment units, each unit consisting of one share of Exult Common Stock and a warrant to buy one additional share of Exult Common Stock. Each warrant is exercisable for three years at $11.00 per share. The purchase price for the 5,000,000 units was $55,000,000, of which $11,000,000 was paid in cash and the remainder in prepaid rent and intangible assets. In connection with the issuance of the warrants, the Company incurred a charge of $29,900,000 during the fourth quarter of 2000. In November 2001, warrants exercisable for 2,500,000 shares of Common Stock were exercised using the cashless exercise feature resulting in the net issuance of 766,078 shares of Common Stock.

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

     In August 2001, the Company completed a public offering of its Common Stock issuing 8,000,000 shares. The Company received net consideration after the underwriting discount and offering costs of $100,318,000 for the issuance of the shares at a gross offering price of $13.34 per share.

     In September 2001, another of the Company's third-party vendors purchased 504,200 shares of the Company's Common Stock for $6,000,000 in cash.

Common Stock and Stock Option Deferred Compensation

     The Company recorded aggregate deferred compensation for Common Stock and stock options issued of approximately $3,613,000, $792,000 and $0 for the years ended December 31, 1999, 2000 and 2001, respectively. The amounts recorded represent the difference between the grant price and the deemed fair value of the Company's Common Stock at the date of grant. Deferred Common Stock and stock option compensation is amortized to expense using the straight-line method over the 48-month vesting period.

Employee Stock Purchase Plan

     In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (2000 Stock Purchase Plan). Under the 2000 Stock Purchase Plan, employees may elect to participate by contributing to the plan a portion, not in excess of 10 percent, of their after-tax pay for each pay period during the quarter. The purchase price per share of Exult Common Stock will be the lesser of the fair market value of a share of Exult Common Stock on the first day of the quarter or the fair market value of a share of Exult Common Stock on the last day of the quarter, minus a 15 percent discount. The total number of shares available for purchase under the 2000 Stock Purchase Plan may not exceed 2,000,000 shares. As of December 31, 2001, 159,544 shares have been issued under the 2000 Stock Purchase Plan generating net cash proceeds of $1,450,000.

7. STOCK OPTION PLANS

1999 Stock Option/Stock Issuance Plan

     In May 1999, the Company adopted the 1999 Stock Option/Stock Issuance Plan (1999 Plan). The 1999 Plan was comprised of two separate equity programs: (i) the Discretionary Option Grant Program, under which eligible persons could, at the discretion of the Plan administrator, be granted options to purchase shares of Common Stock, and (ii) the Stock Issuance Program under which eligible persons could, at the discretion of the Plan administrator, be issued shares of Common Stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company. Upon the expiration, termination for any reason, or cancellation of unexercised stock options, the shares of Common Stock subject thereto will again be available for issuance under the terms of the 2000 Equity Incentive Plan. Upon any change in the outstanding Common Stock without the Company's receipt of consideration, appropriate adjustments shall be made to each outstanding option.

     Eligible participants in the Plan were employees, non-employee members of the board of directors of the Company, non-employee members of the board of directors of any parent or subsidiary, and consultants and other advisors who provide services to the Company, or any parent or subsidiary. The Plan is administered by the compensation committee of the Company's board of directors.

     The options were issued as incentive stock options (as defined by the Internal Revenue Code of 1986) or as nonqualified options. Options under the Plan were granted at prices not less than 85 percent of the fair market value at the date of option grant and could become exercisable in installments ranging up to 10 years from the date of grant. If the optionee is a 10 percent stockholder, the exercise price could not be less than 110 percent of the fair market value at the date of option grant. As of December 31, 1999, the non-qualified stock options and incentive stock options are immediately exercisable by the optionee. Upon exercise, and subject to Internal Revenue Service limitations for incentive stock options, the option shares are initially unvested and subject to repurchase by the Company upon termination of employment or services, at the option exercise price per share. The optionee shall acquire a vested interest in, and the Company's repurchase right shall lapse with respect to, 25 percent of the optionee's shares upon completion of one year of service from the date of grant, and the remainder vest either on an annual basis or on a monthly basis over a 36-month period measured from the first anniversary of the grant date. At December 31, 2001, there were 117,176 shares subject to repurchase.

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

2000 Equity Incentive Plan

     In May 2000, the Company adopted the 2000 Equity Incentive Plan (2000
Plan). The 2000 Plan is the successor program to the 1999 Plan and the Executive Plan and terminates in May 2010. The 2000 Plan provides various equity incentive programs, including discretionary option grants for employees and consultants and automatic option grants for non-employee directors. The initial number of shares available for grant under the 2000 Plan is 20,000,000 shares, which includes shares subject to outstanding awards under the 1999 Plan and the Executive Plan as of the adoption date of the 2000 Plan. The share reserve under the 2000 Plan automatically increases on the first trading day in January of each year, beginning with calendar year 2001, by an amount equal to 5 percent of the total number of shares of Exult Common Stock outstanding on the last trading day in December of the immediately prior year, but in no event will any such annual increase exceed 6,000,000 shares. In accordance with this provision, the share reserve increased by 4,548,000 and 5,209,757 in January 2001 and 2002, respectively. Shares subject to awards that expire or are otherwise cancelled or terminated are again available for future grant. At December 31, 2001, 1,698,266 shares are available for future grant under the 2000 Plan.

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

     The following is a summary of transactions relating to the 1999 Plan, the Executive Plan and the 2000 Plan:

                                                                        WEIGHTED AVERAGE
                                                            SHARES       EXERCISE PRICE
                                                          ----------    ----------------
     Options outstanding at January 1, 1999 .......               --        $    --
       Granted ....................................       10,407,910           0.92
       Exercised ..................................         (262,550)          0.74
       Canceled ...................................               --             --
                                                          ----------
     Options outstanding at December 31, 1999 .....       10,145,360           0.93
       Granted ....................................        7,474,989          10.88
       Exercised ..................................         (513,867)          0.69
       Canceled ...................................         (262,216)          5.01
                                                          ----------

     Options outstanding at December 31, 2000 .....       16,844,266           5.29
       Granted ....................................        7,662,257          12.27
       Exercised ..................................       (2,446,343)          2.52
       Canceled ...................................       (2,382,599)         10.08
                                                          ----------
     Options outstanding at December 31, 2001 .....       19,677,581        $  7.58
                                                          ==========        =======
     Options exercisable at December 31, 2001 .....       11,039,061        $  4.27
                                                          ==========        =======


Of the options exercisable as of December 31, 2001, 9,095,431 are vested.

     The following table shows pro forma net loss as if the fair value method had been used to account for stock-based compensation expense:

                                                        DECEMBER 31,
                                         -----------------------------------------
                                            1999            2000           2001
                                         ----------      ---------       ---------
                                                      (in thousands)
     Net loss, as reported ........      $ (15,212)      $ (94,820)      $ (74,651)
     Pro forma adjustment .........           (243)         (7,076)        (21,162)
                                         ---------       ---------       ---------
     Pro forma net loss ...........      $ (15,455)      $(101,896)      $ (95,813)
                                         =========       =========       =========


     The following outlines the significant assumptions used to calculate the fair value information presented utilizing the Black-Scholes approach with ratable amortization as of December 31, 1999, 2000 and 2001:

     Risk-free interest rate .......     5.63% to 6.20%
     Expected life .................         4.00
     Expected volatility ...........        77.7%
     Expected dividends ............          --


8.   INCOME TAXES

     The Company did not record a tax provision at December 31, 1999, 2000 and 2001, as it had incurred only operating losses as of these dates.

     The components of the Company's net deferred income tax assets are as follows:

                                              DECEMBER 31,   DECEMBER 31,
                                                 2000            2001
                                              ------------   ------------
                                                    (in thousands)
     Net operating loss carryforwards ....      $ 28,785       $ 52,480
     Deferred tax assets .................         2,028          6,948
                                                --------       --------
                                                  30,813         59,428
     Less: Valuation allowance ...........       (30,813)       (59,428)
                                                --------       --------
     Net deferred tax assets .............      $     --       $     --
                                                ========       ========


     A full valuation allowance is provided because of the uncertainty of realizing the deferred tax assets.

     At December 31, 2001, the Company had federal, state and foreign net operating loss carryforwards of approximately $100.0 million, $101.8 million and $27.9 million, respectively. The federal and state net operating loss carryforwards will begin expiring in the years 2020 and 2008, respectively. The foreign net operating loss may be carried forward indefinitely. The realization of future tax benefits from utilization of the net operating loss carryforwards may be subject to certain limitations as a result of ownership changes that have occurred and may occur in the future.

9. LOSS PER SHARE

     The following is the calculation for net loss per share (in thousands, except per share amounts):

                                                                YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                            1999           2000           2001
                                                          --------       --------       --------
     Basic:
       Net loss ....................................      $(15,212)      $(94,820)      $(74,651)
       Weighted average common shares ..............         6,906         54,491         96,622
                                                          --------       --------       --------
       Net loss per common share ...................      $  (2.20)      $  (1.74)      $  (0.77)
                                                          ========       ========       ========
     Diluted:
       Net loss ....................................      $(15,212)      $(94,820)      $(74,651)
                                                          --------       --------       --------
       Weighted average common shares ..............         6,906         54,491         96,622
       Stock options adjustment ....................            --             --             --
       Convertible preferred stock .................            --             --             --
                                                          --------       --------       --------
       Average common shares outstanding ...........         6,906         54,491         96,622
                                                          --------       --------       --------
       Net loss per common share ...................      $  (2.20)      $  (1.74)      $  (0.77)
                                                          ========       ========       ========


     At December 31, 1999, 2000 and 2001, the impact of any outstanding shares of Preferred Stock convertible into Common Stock, warrants to purchase Common Stock or Preferred Stock convertible into Common Stock, and stock options to purchase Common Stock was excluded from the respective computations of diluted net loss per common share as the effect is antidilutive.

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

10.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth selected quarterly financial data for the twelve quarters ended December 31, 2001 (in thousands, except per share amounts):

                                                                                 QUARTER ENDED --
                                                       -------------------------------------------------------------------
                                                       MARCH 31, 1999  JUNE 30, 1999 SEPTEMBER 30, 1999  DECEMBER 31, 1999
                                                       --------------  ------------- ------------------  -----------------
     Revenue ........................................      $    --       $   213          $ 2,031             $ 2,613
     Gross profit ...................................           --            --               --                 359
     Loss from operations ...........................         (516)       (2,670)          (3,745)             (8,544)
     Net loss .......................................         (510)       (2,609)          (3,678)             (8,415)
     Net loss per share, basic and diluted ..........      $(56.66)      $ (0.29)         $ (0.40)            $ (0.90)
                                                           =======       =======          =======             =======

                                                                                 QUARTER ENDED --
                                                        --------------------------------------------------------------------
                                                        MARCH 31, 2000  JUNE 30, 2000  SEPTEMBER 30, 2000  DECEMBER 31, 2000
                                                        --------------  -------------  ------------------  -----------------
     Revenue .......................................      $  5,577       $  8,172          $ 20,878             $ 32,034
     Gross profit ..................................          (173)        (4,221)           (9,241)             (12,899)
     Loss from operations ..........................       (11,694)       (15,254)          (19,115)             (54,063)
     Net loss ......................................       (10,902)       (13,802)          (17,640)             (52,476)
     Net loss per share, basic and diluted .........      $  (1.16)      $  (0.40)         $  (0.21)            $  (0.60)
                                                          ========       ========          ========             ========

                                                                                 QUARTER ENDED --
                                                        --------------------------------------------------------------------
                                                        MARCH 31, 2001  JUNE 30, 2001  SEPTEMBER 30, 2001  DECEMBER 31, 2001
                                                        --------------  -------------  ------------------ ------------------
     Revenue .......................................      $ 43,464        $ 64,318          $ 75,332          $ 89,420
     Gross profit ..................................       (11,391)         (8,443)           (2,352)            5,300
     Loss from operations ..........................       (23,384)        (25,468)          (12,926)          (16,667)
     Net loss ......................................       (22,307)        (24,801)          (11,871)          (15,672)
     Net loss per share, basic and diluted .........      $  (0.24)       $  (0.27)         $  (0.12)         $  (0.15)
                                                          ========        ========          ========          ========

     For the quarter ended December 31, 2000, excluding the $29.9 million warrant charge, loss from operations, net loss and net loss per share would have been $24,163,000, $22,576,000, and $0.26, respectively.

     For the quarter ended June 30, 2001, excluding the business optimization costs of $7.3 million, loss from operations, net loss and net loss per share would have been $18,134,000, $17,467,000, and $0.19, respectively.

     For the quarter ended December 31, 2001, excluding the business optimization costs of $11.2 million, loss from operations, net loss and net loss per share would have been $5,527,000, $4,532,000, and $0.04, respectively.

EXHIBIT INDEX

2.1(1) Asset Purchase Agreement by and among Exult, Inc., Gunn Partners, Inc., the shareholders of Gunn Partners, Inc. and Michael Gibson dated as of November 22, 1999

2.2(1) Asset Purchase Agreement dated as of December 20, 1999 among Pactiv Corporation, Pactiv Business Services, Inc. and Exult, Inc.

3.1(1)        Fourth Amended and Restated Certificate of Incorporation of Exult,
              Inc.

3.2(1)        Amended and Restated Bylaws of Exult, Inc.

4.1(1) See Exhibits 3.1 and 3.2 for provisions of the Exult, Inc.'s Certificate of Incorporation and Bylaws defining the rights of holders of Exult, Inc.'s Common Stock


4.2(1)        Specimen Common Stock certificate

10.1.1(1)*    Registrant's 1999 Stock Option/Stock Issuance Plan

10.1.2(1)*    Form of Notice of Grant of Stock Option

10.1.3(1)*    Form of Stock Option Agreement

10.1.4(1)*    Form of Addendum to Stock Option Agreement

10.1.5(1)*    Form of Stock Purchase Agreement

10.1.6(1)*    Form of Addendum to Stock Purchase Agreement

10.1.7(1)*    Form of Stock Issuance Agreement

10.1.8(1)*    Form of Addendum to Stock Issuance Agreement

10.2.1(1)*    Registrant's 1999 Special Executive Stock Option/Stock Issuance
              Plan

10.2.2(1)*    Form of Notice of Grant of Stock Option

10.2.3(1)*    Form of Stock Option Agreement

10.2.4(1)*    Form of Addendum to Stock Option Agreement

10.2.5(1)*    Form of Stock Purchase Agreement

10.2.6(1)*    Form of Addendum to Stock Purchase Agreement

10.2.7(1)*    Form of Stock Issuance Agreement

10.2.8(1)*    Form of Addendum to Stock Issuance Agreement

10.3(1)*      Form of Directors' and Officers' Indemnification Agreement

10.4(1)* Founder Stock Purchase Agreement by and among BPO-US, Inc., James Madden and General Atlantic Partners, LLC dated April 1, 1999

10.5.1(1)*    Amended and Restated Registration Rights Agreement among Exult,
              Inc. and the Stockholders identified therein dated December 23,
              1999

10.5.2(1)*    Amendment No. 1 to Amended and Restated Registration Rights
              Agreement among Exult and the Stockholders identified therein dated February 10, 2000

10.6.1(1)     Office Space Lease between The Irvine Company and BPO-US, Inc.
              dated June 28, 1999

10.6.2(1)     First Amendment to Office Space Lease between The Irvine Company and Exult, Inc. dated February 29, 2000

10.7.1(1)     Lease Agreement Venture Technology Center VI Building, The
              Woodlands, Montgomery County, Texas between The Woodlands
              Corporation and Tenneco Business Services, Inc. dated August 15,
              1995

10.7.2(1)     Assignment and Assumption of Lease between Pactiv Business
              Services, Inc. (formerly known as Tenneco Business services, Inc.)
              and Exult, Inc. dated January 1, 2000

10.8(1)+ Framework Agreement dated December 7, 1999 by and between the Company and BP Amoco, p.l.c.

10.9(1)+ US Country Agreement dated December 7, 1999 by and between the Company and BP America, Inc.

10.10(1)+     UK Country Agreement dated December 7, 1999 by and between Exult
              Limited and BP International Limited

10.16* Registrant's 2000 Employee Stock Purchase Plan, amended and restated as of January 1, 2002

10.17(1) Lease among Scottish Mutual Assurance p.l.c. and Exult Limited and Exult, Inc.

10.18(1)*     Registrant's 2000 Equity Incentive Plan

10.19(1)*     Loan Agreement dated May 30, 2000 by and between Exult, Inc.
              and Kevin Campbell

10.20(2)+     Master Services Agreement by and between Exult, Inc. and Unisys
              Corporation dated August 28, 2000

10.21(3)*     Employment Agreement, Severance Agreement, and Stock Option
              Addendum for James C. Madden, V

10.22(3)*     Employment Agreement, Severance Agreement, and Stock Option
              Addendum for Stephen M. Unterberger

10.23(3)*     Employment Agreement, Severance Agreement, and Stock Option
              Addendum for Kevin M. Campbell

10.24*        Offer Letter for Richard Jones

10.25(3)*     Employment Agreement, Severance Agreement, and Stock Option
              Addendum for Robert W. Gunn

10.26(3) Office Lease between Temple Property Holdings Limited and Exult Limited dated June 13, 2000

10.27(3) Unit Purchase Agreement between Exult, Inc. and Bank of America Corporation dated October 12, 2000

10.28(3)      Common Stock Warrant Issued to Bank of America October 12, 2000

10.29(3)+     Master Services Agreement between Exult, Inc. and Bank of America
              Corporation dated November 21, 2000

10.30(3)+     Office Space Lease between Bank of America, National Association and Exult, Inc. dated November 21, 2000

10.31(4)+     Common Stock Purchase Agreement by and between Exult, Inc. and
              Automatic Data Processing, Inc. dated as of June 11, 2001

10.32(5)+     Addendum 1 to Master Services Agreement between Exult, Inc. and
              Bank of America Corporation dated as of March 15, 2001 +

10.33(5)+     Addendum 2 to Master Services Agreement between Exult, Inc. and
              Bank of America Corporation dated as of September 10, 2001 +

10.34++ Human Resources Services Agreement between Exult, Inc. and International Paper Company dated as of October 18, 2001 ++

10.35++ Systems Services Agreement between Exult, Inc. and International Paper Company dated as of October 18, 2001 ++

10.36++ Technical Services Agreement between Exult, Inc. and International Paper Company dated as of October 18, 2001 ++

10.37++ Sublease between Exult, Inc. and International Paper Company dated as of January 1, 2002 ++

10.38*        Loan Agreement dated September 1, 2000 by and between Exult, Inc.
              and Richard Jones

10.39*        Bonus Letter dated September 1, 2000 by and between Exult, Inc.
              and Richard Jones

21.1(1)       Subsidiaries of Exult, Inc.

23.1          Consent of Independent Public Accountants

99.1          Report of Independent Public Accountants on Supplemental Schedule

99.2          Supplemental Schedule - Schedule II - Valuation and Qualifying
              Accounts

99.3          Letter to SEC Pursuant to Temporary Note 3T
-----------

(1) Previously filed with the Registrant's Registration Statement on Form S-1, Registration Number 333-31754, and incorporated herein by reference.

(2) Previously filed with the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(3) Previously filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(4) Previously filed with the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(5) Previously filed with the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

+ Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

++ Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

* This exhibit is a management contract or a compensatory plan or arrangement.