Form 10-Q
period 2002-03-31
EXULT INC
filed 2002-04-26
CIK 1108341

FORM 10-Q
________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number       0-30035

EXULT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	8742 (Primary Standard Industrial Classification Number)	33-0831076 (I.R.S. Employer Identification No.)

4 Park Plaza, Suite 1000
Irvine, California 92614
(949) 250-8002
(Address, Including Zip Code and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

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

Yes [X]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding and each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2002

Common Stock	104,812,639

PART I. FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS.

EXULT, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share amounts)

	December 31, 2001	March 31, 2002

		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$166,888	$132,166
Investments	2,681	2,636
Accounts receivable	19,574	23,455
Prepaid expenses and other current assets	16,694	24,957

Total Current Assets	205,837	183,214
Fixed assets and service delivery costs, net	39,600	41,581
Intangibles assets, net	28,683	40,842
Other assets	17,687	18,257

Total Assets	$291,807	$283,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,907	$14,413
Accrued liabilities and other	48,266	41,161

Total Current Liabilities	58,173	55,574

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value;
Authorized — 15,000 shares;
Issued and outstanding — none at December 31, 2001 and March 31, 2002 (unaudited)	—	—
Common stock, $0.0001 par value; Authorized — 500,000 shares; Issued and outstanding — 104,195 at December 31, 2001 and 104,813 at March 31, 2002 (unaudited)	10	10
Additional paid-in capital	419,814	421,457
Deferred compensation	(1,198)	(972)
Cumulative translation adjustments	(125)	(684)
Accumulated deficit	(184,867)	(191,491)

Total Stockholders’ Equity	233,634	228,320

Total Liabilities and Stockholders’ Equity	$291,807	$283,894

The accompanying notes are an integral part of these consolidated balance sheets.

EXULT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2001	2002

Revenue	$43,464	$95,017
Cost of revenue	54,855	91,356

Gross profit (loss)	(11,391)	3,661

Expenses:
Selling, general and administrative	8,431	7,059
Depreciation and amortization	3,562	3,867

Total expenses	11,993	10,926

Loss from operations	(23,384)	(7,265)
Interest income, net	1,077	641

Net loss	$(22,307)	$(6,624)

Net loss per common share:
Basic and diluted	$(0.24)	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	91,186	104,592

The accompanying notes are an integral part of these consolidated financial statements.

EXULT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,307)	$(6,624)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	4,019	4,760
Changes in operating assets and liabilities —
Investments	2,852	45
Accounts receivable	3,294	(3,881)
Prepaid expenses and other current assets	(553)	(8,263)
Other assets	564	(590)
Accounts payable	2,036	4,506
Accrued liabilities and other	5,008	(7,207)

Net cash used in operating activities	(5,087)	(17,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for fixed asset purchases, service delivery systems and intangible assets	(5,141)	(18,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	875	1,643

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(148)	(462)

Net decrease in cash and cash equivalents	(9,501)	(34,722)
Cash and cash equivalents, beginning of period	94,890	166,888

Cash and cash equivalents, end of period	$85,389	$132,166

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9	$40

Income taxes	$152	$120

SUMMARY OF NON-CASH FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$—	$102

The accompanying notes are an integral part of these consolidated financial statements.

EXULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

     The unaudited consolidated financial statements of Exult, Inc. and subsidiaries (“Exult” or the “Company”) have been prepared by Exult’s management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. A consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

     These unaudited consolidated financial statements and notes included herein should be read in conjunction with Exult’s audited consolidated financial statements and notes for the year ended December 31, 2001 which were included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

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

Segment Information and Concentration of Revenue/Credit Risk

     Management has determined that the Company operates within a single operating segment. For the three months ended March 31, 2001 and 2002, 72% and 87%, respectively, of the Company’s revenue has been derived from within the United States with the balance being derived primarily from within the United Kingdom.

     During the three months ended March 31, 2001, two of the Company’s process management clients accounted for 59% and 27% of revenue. During the three months ended March 31, 2002, three of the Company’s process management clients accounted for 46%, 30% and 13% of revenue. No other client accounted for more than 10% of revenue in the 2001 and 2002 periods. The Company believes that the resulting concentration of credit risk in its receivables, with respect to the limited client base, is substantially mitigated by the credit evaluation process. To date, bad debt write-offs have not been significant.

Intangible Assets, Net

     Intangible assets consist of the portion of the purchase price of assets in excess of the fair value of identifiable net tangible assets acquired. Amortization is computed using the straight-line method over the estimated useful lives of the assets. Certain of the intangible assets are being amortized as a reduction of revenue. For the quarter ended March 31, 2002, the Company expended $13.6 million in cash for the acquisition of intangible assets.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted in certain instances for entities with fiscal years beginning after March 15, 2001. The Company adopted the provisions of SFAS 142 as of January 1, 2002. Adoption did not have a material impact on the Company’s financial condition and results of operations.

EXULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of assets that result from the acquisition, construction, development and/or the normal operation of an asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application being encouraged. The Company does not expect the adoption of SFAS 143 to have a material impact on its financial condition and results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of assets. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The Company adopted the provisions of SFAS 144 as of January 1, 2002. Adoption did not have a material impact on the Company’s financial condition and results of operations.

2. Income Taxes

     The Company did not record a tax provision for the three-month periods ended March 31, 2001 and 2002, as it had incurred only net operating losses as of these dates. A full valuation allowance is provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets associated therewith. As of March 31, 2002, Exult has $65.2 million of deferred tax assets, arising primarily from its net operating losses, for which it has fully reserved through its valuation allowance.

3. Net Loss Per Share

     The net loss per share, basic and diluted, for the three-month periods ended March 31, 2001 and 2002, was computed using the weighted average number of shares of Common Stock outstanding during the respective periods. The impact of all outstanding warrants and stock options to purchase Common Stock were excluded from the respective computations as their impact is antidilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. When used in this report, the words “may,” “will,” “should,” “predict,” “continue,” “plans,” “expects,” “anticipates,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report concerning, among other things, our goals and strategies, the anticipated scope and result of our business operations, and our ability to:

•	complete development of our service delivery infrastructure;

•	obtain new comprehensive process management contracts;

•	successfully implement our comprehensive Exult eHRSM solutions for our existing clients and scale our service offering across a broad client base;

•	establish new client service centers;

•	increase revenue, control expenditures, recognize economies of scale and achieve profitability; and

•	expand our sales and marketing capabilities and our technology and general operating infrastructure.

     These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. We have not yet proven our business model and must invest substantial resources to build our service capabilities. It is not certain that our Exult eHR solution will perform as anticipated. The market in which we operate is competitive and other service providers may be more effective at selling or delivering human resources process management services. These and other risks and uncertainties are described in this report under the heading “Risk Factors” and in our other filings made from time to time with the Securities and Exchange Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

OVERVIEW

     Our primary source of revenue is fees we earn for providing our HR business process management services under long-term contracts. We also receive additional revenue from our consulting services. We recognize revenue for our services as the services are performed. We fulfill some of our service delivery obligations through use of third-party vendors, including vendors that had previously contracted directly with our clients and were then assigned to us for management in connection with our process management services. We may continue to use these vendors, hire replacement vendors, or provide some of these services directly; however, we are responsible for the delivery and acceptability of these third-party vendor services. We include in revenue all charges for services that we are contractually obligated to provide to our clients, whether we provide these services directly using our own personnel or through third-party vendors. We pay the charges of the third-party vendors that provide services for which we are responsible to our clients, and such costs are included in our cost of revenue. In many cases our initial cost of paying these vendors is equal to our revenue attributable to their services. In order to realize a profit from revenue received in connection with these third-party vendor contracts we must reduce these vendor costs by rationalizing the vendors, improving efficiencies, obtaining more favorable pricing, or performing the services ourselves at a lower cost.

     To date, we have typically generated leads for potential process management clients through our management, existing outsourcing and consulting relationships, our board of directors, third-party consultants, contact with key executives at Global 500 corporations or direct communication from such companies. After initial discussions with and qualification of the potential client, we typically enter into a non-disclosure agreement. If subsequent discussions result in a mutual desire to pursue a transaction, we then typically enter into a non-binding letter of intent with the client which establishes a framework for due diligence and contract negotiations. Our letter of intent may provide for reimbursement of some or all of our direct and indirect costs incurred during this process.

     Our contracts are generally structured so that we receive a fee that is no greater than our client’s historical cost of operating the functions assumed by us. We are generally required to provide a minimum savings to the client on the labor-based portion of the contract that we refer to as “direct” after about one year from contract signing, and, we may be required to share further savings with our clients in negotiated gain sharing arrangements for the “third party” portion of the contract covering services previously subcontracted by the client. The amount of minimum savings is determined in accordance with the terms of the applicable contracts. After we sign a contract with a client, we move its HR processes to our service platforms to increase efficiencies and reduce costs. For “brownfield” clients that had their own centralized HR processing capabilities, this process has involved two steps: first, transition of the client’s processes to our control, and second, transformation of client processes to our own methodologies. More recently, for new “greenfield” clients we are able to transform distributed client processes by moving them directly to our platforms in a single step promptly after contract signing. Typically the costs we have incurred during the early part of the contract term to move client services to our platforms and provide services have exceeded the revenue recognized for that client during the same period. By operating client processes on a long-term contract basis using our service platforms and methodologies, we seek to reduce the costs of service delivery below the minimum savings provided in the contract, recover the excess costs incurred during the early part of the contract term and realize a profit for the contract period.

     We incurred a net loss of $10.7 million in 1999, exclusive of a non-cash warrant charge of $4.5 million, and a net loss of $64.9 million in 2000, exclusive of a non-cash warrant charge of $29.9 million. Our net loss in 2001 was $56.2 million, exclusive of business optimization costs of $18.5 million, and our net loss for the three months ended March 31, 2002 was $6.6 million. We may incur losses in future periods. In the next two years, we anticipate ongoing significant expense to fund the development and expansion of our technology and general operating infrastructures. We may also make substantial investments to pursue, obtain and transition new client contracts, and to develop new service center capacity to accommodate any growth we may achieve beyond the capacity of our existing service center infrastructure or to expand geographically to better serve our clients or compete more effectively. To the extent that revenue does not increase at a rate commensurate with our increasing costs and expenditures, our future operating results and liquidity could be materially and adversely affected.

Critical Accounting Policies and Estimates

     Exult’s discussion and analysis of its financial condition and results of operations are based upon Exult’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Exult to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Exult evaluates its estimates, including those related to long-term service contracts, bad debts, intangible assets, income taxes, contingencies and litigation. Exult bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Exult believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Exult recognizes revenue and profit as work progresses on long-term contracts based upon the proportion of costs incurred to the total expected costs. This method relies to some degree on estimates of total expected contract revenue and costs. Exult follows this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates that would result in any contract losses are charged to income in the period in which the facts that give rise to the revision become known.

     Exult maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Exult’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Exult records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Exult has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Exult was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Exult determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. As of March 31, 2002, Exult has $65.2 million of deferred tax assets, arising primarily from its net operating losses, for which it has fully reserved through its valuation allowance.

RISK FACTORS

     Any of the following risks and uncertainties could adversely affect our business, financial condition or results of operations. Other risks and uncertainties may also affect our business. The risks described in this report, and other risks that may become apparent from time to time, should be considered in assessing the Company’s prospects.

We have a limited operating history and unproven business model.

     We entered into our first process management contract in December 1999 and we are still striving to prove that we can sustain growth and operate profitably. Our success depends on our ability to develop and implement a high quality, cost-effective service offering, operate it profitably, produce satisfactory results for our clients and attract new clients. While we have met our development objectives to date, and we believe our current clients have perceived our services as beneficial, we have not been in operation long enough to judge whether we can accomplish these objectives. Accordingly, our revenue and income potential and future operating results are uncertain.

We currently depend on a small number of clients for substantially all of our revenue. If any of these clients were to substantially reduce or stop using our services, or if we experience significant, repeated performance failures in providing services to these clients, our reputation and future revenues would be seriously impaired.

     Bank of America Corporation, BP p.l.c., International Paper Company, Prudential Financial and Unisys Corporation are the first clients for which we are offering a comprehensive HR process management solution, and we anticipate revenue from each of these contracts will represent a substantial portion of our revenue through 2002 and possibly in future periods. For the first three months of fiscal 2002, BP, Bank of America, International Paper and Prudential Financial collectively accounted for approximately 90% of our revenues. Our contracts with these clients are still relatively new and our service offering is not yet fully implemented for all of these clients. We believe our ability to secure future clients and revenues will be largely dependent upon our ability to perform and achieve the contracted service levels and cost savings for these clients. Each of our process management contracts can be terminated for material breach, significant or repeated performance failures or in certain instances for convenience upon required notice and, in many cases, payment of specified early termination penalties. In addition, Bank of America has the right to terminate its agreement with us if our current Chief Executive Officer or our current Chief Operating Officer ceases to be employed by us (other than due to non-performance, death or disability) within one year after specified contract milestones are met. The early termination penalties are designed to help defray the expenses we incur in implementing the contract, including diligence, transition, set-up and installation costs, and may provide some compensation to us, but they are not adequate substitutes for the revenue or profit that could be lost as a result of contract termination. If any of these clients were to substantially reduce or stop using our services, or if we experience significant, repeated performance failures, our reputation and future revenues would be seriously impaired. We expect to face similar risks with other significant clients until our business model and service offering are more firmly established.

Our client contracts and vendor relationships may not yield the results we expect.

     We try to maintain a reasonably current estimate of the aggregate anticipated revenue for our entire contract base. In addition, we may from time to time provide estimates of revenues we expect to receive from specific contracts over their anticipated duration. These estimates change as our contracts evolve, and a number of factors can cause our revenue expectations to decrease. These factors include client workforce contraction; insourcing or retention by the client of processes previously contracted to us (subject to our approval under the terms of the contract); non-assignment to us of third-party vendor contracts that we initially envisioned taking over from the client, either because the client chooses to retain a direct relationship with the vendor or the vendor refuses to provide services within the scope of our contract; early termination of client contracts in whole or part; and other circumstances within the client’s organization. In addition, our receipt of revenue under any particular contract may be delayed if transition of the client’s processes to our infrastructure takes longer than anticipated. While our contracts with our clients may contemplate further expansion, this may not occur, and if it does occur, significant additional expenditures by us may be required to fund such expansion. In addition, our process management contracts generally permit our clients to impose financial penalties against us for specified material performance failures.

     A significant part of our revenue is attributable to services we offer to our clients through third-party vendors that provide specialized services, such as benefits administration and relocation services. We select some of these vendors and assume others from relationships established by our clients before contracting with us. These vendors may act as subcontractors or vendors to us or provide services directly to our clients under our management; in either case, we are responsible for the delivery and acceptability of these services and errors or omissions by our vendors could cause us to have liability to our clients in excess of the limits of liability the vendors negotiate with us. If our clients are not satisfied with the services provided by these third-party vendors, they may be entitled to recover penalties or to terminate their agreements with us, which could seriously harm our business. In many cases our initial cost of paying these vendors is equal to our revenue attributable to their services. In order to generate target operating margins and realize a profit from revenue received in connection with these third-party vendor contracts we must reduce these vendor costs by rationalizing the vendors, improving efficiencies, obtaining more favorable pricing, or performing the services ourselves at a lower cost. We plan to achieve these efficiencies and cost reductions through vendor management and consolidation. This may involve delay as existing contracts run their course and we attempt to renegotiate with or replace these vendors. In addition, at the conclusion of these third-party contracts, we must negotiate new third-party contracts, or provide these services ourselves, at the same or more favorable rates in order to generate our target operating margins. We are still developing our third-party vendor management capabilities, and to date our third-party business has not generated significant operating margins.

We might not be able to achieve the cost savings required to become profitable under our contracts.

     We provide our services for fixed fees that are generally equal to or less than our clients’ historical costs to provide for themselves the services we contract to deliver. Additionally, our contracts generally require one or more percentage reductions of this fixed fee during the contract term, generally beginning upon completion of process transitions or approximately one year after we commence services, irrespective of our cost of providing these services. As a result, we bear the risk of increases in the cost of delivering HR process management services to our clients, and our margins associated with particular contracts will depend on our ability to control our costs of performance under those contracts and meet our service commitments cost-effectively. Over time, vendor costs and our own internal operating expenses will tend to increase, and taking over services previously delivered by vendors involves further increases in internal operating expense. Therefore, our business model involves ongoing pressure on our operating margins. We must respond by continuing to grow so that our costs are spread over an increasing revenue base, and by successfully transforming clients’ HR operations to more efficient processes and continuously improve our service efficiency and vendor management; if we stop improving, our ability to generate profits will be jeopardized. Further, operating margins may be more difficult to achieve in the portion of our revenue attributable to our management of third-party vendors, which represents approximately half of our revenue. Accordingly, until we are able to develop our third-party vendor management business to the point that it generates meaningful operating margins, our overall margins and profitability will rely upon strong performance in the “direct” process management, project and consulting services that make up the balance of our revenue.

     Achieving the efficiency we need to operate profitably depends upon our ability to develop our process operations and our Exult eHR solution into a standardized management system that can be operated from our client service centers and extended to multiple clients with limited client-specific adaptation and modification. The actual cost reductions we are able to achieve will vary by client for a variety of reasons, including the scope of services we agree to provide and the existing state of our clients’ HR departments and processes. To operate profitably we must transform clients’ HR operations by standardizing, centralizing, and simplifying their processes, notwithstanding the complexity of their existing systems and potential resistance by some parts of the client organization to change. If we miscalculate the resources or time we need to perform under any of our contracts, or if our transformation efforts are not as successful as we anticipate, the costs of providing our services could exceed the fees we receive from our clients, and we would lose money.

Our Exult eHR solution is evolving and requires ongoing development.

     We are still developing the Exult Service Delivery ModelSM and our service delivery infrastructure, and our ability to continue to deliver and expand our broad process management solution depends upon continued success in assembling and managing our own systems and capabilities and third-party vendors into an integrated and efficient delivery platform. Our clients use disparate information systems and operating methods, and transitioning their processes to our operating platforms requires significant technology and process integration. We often must adapt or develop new systems and processes to accommodate various clients’ needs. Clients’ employees may access and utilize our web-enabled Exult eHR solution and systems through interfaces that require significant development and integration of many independent programs and complex functions, as well as ongoing revision, adaptation and maintenance. If we fail to develop a client’s service delivery infrastructure in accordance with the specifications and delivery milestones agreed upon, or if we are unable to complete development of scalable systems and achieve the functionality we expect, our ability to deliver our services and achieve our business objectives in general could be seriously impeded.

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

     We expect most of our future revenue growth beyond 2002 to come from new client engagements. However, because we are a new company and are still creating the components of our service offering, we plan to limit the number of additional client engagements we accept over the near term. This strategy may negatively affect our revenue growth until we have developed our services to the point that they can be extended more rapidly across a greater number of clients.

     Our client contracts involve significant commitments and cannot be made without a lengthy, mutual due diligence process during which we identify the potential client’s service needs and costs, and our ability to meet those needs and provide specified cost savings. While we may receive some fees for conducting due diligence, we will not recover all our costs from conducting the due diligence unless it results in a long-term client engagement. We must devote significant management time and other resources to each due diligence process over a period of six months or more, and we can conduct at most only a few of these due diligence undertakings at one time. This lengthy due diligence process limits our revenue growth, and we have invested significant time in some potential client relationships that have not resulted in contracts. It is possible that any potential client due diligence process could result in a decision by us or the potential client not to enter into a contract after we have made significant investments of time and resources.

     After a new client contract is signed, we must convert the client’s HR processes to our systems and infrastructure. This transition period can take from three months to over one year and may involve unanticipated difficulties and delays. Transition takes longer for “greenfield” clients that have not centralized their HR operations, and goes more quickly for “brownfield” clients that have consolidated HR operations that we can take over in place. We cannot realize the full efficiencies of providing services to the client through our infrastructure until this transition is complete. Therefore, any increase in our earnings that could be expected from our agreements can be delayed for at least several months after the contract is signed, and it could take a significant amount of time for our agreements to contribute significantly to profits or cash flow. We attempt to negotiate long-term contracts in order to give us time to complete the transition and earn a profit, but if implementation of our service model is delayed, or if the client terminates our engagement early for convenience or because we do not meet our service commitments, we might experience no return, and possibly a loss, on our substantial investment of time and resources in that client.

Our new business objectives may not be realized.

     Our new contract sales pipeline consists of potential expansions of contracts with existing clients, as well as potential contracts with new clients. We currently define the highly qualified portion of the new contract pipeline as “frontlog.” These are the contract prospects which we have identified as highly desirable, and for which the prospective client has generally agreed to go forward on a sole source negotiation basis or for which a non-disclosure agreement has generally been executed and we are performing detailed due diligence and analysis toward the goal of reaching a definitive agreement. From time to time, we publicly discuss our estimated frontlog in order to provide investors with information that is relevant to an understanding of our business. These estimates are based upon our assumptions regarding the potential scope and pricing, and assume an average ten-year contract term. Frontlog estimates are not representations; the sales cycle for our services is long and complex and the pipeline is fluid, so the frontlog does not represent any assurance of future revenue and it is impossible to predict in advance which prospects may become clients or how quickly contracts may be signed.

There is no assurance that we will achieve profitability.

     Since our formation, we have not had a profitable quarter. We incurred net losses of $94.8 million, $74.7 million and $6.6 million for the years ended December 31, 2000 and 2001 and the three months ended March 31, 2002, respectively, inclusive of warrant charges and business optimization costs. We expect to incur net losses during the remainder of the first half of 2002 and potentially in future periods thereafter as we continue to develop our service offering and transition new business. While we do not enter into contracts for which we expect to incur a loss, and although we estimate and model each of our client contracts to be individually profitable, due to our rapid growth, the expense of creating our company, and other factors described in this report, we cannot be certain that we will ever operate profitably, or that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

     For the years ended December 31, 2000 and 2001 and the three months ended March 31, 2002, we used cash of $60.7 million, $33.9 million and $17.3 million, respectively, in operating activities and $23.8 million, $21.0 million and $18.6 million, respectively, in investing activities. Ongoing development and expansion of our infrastructure and service capacity, acquiring new client contracts and transitioning their services requires significant capital investment. We anticipate rapid growth and until our operating income covers our cash needs we may need to raise additional funds through public or private debt or equity financings in order to maintain adequate cash balances to satisfy the expectations of prospective clients; finance acquisitions, new client contracts with capital investment requirements, and other strategic opportunities; and address operating issues. If we are required to raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Further, such equity securities may be sold at prices below those paid by existing stockholders, and have rights, preferences or privileges senior to those of our common stock. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all, and if we need additional funds but cannot obtain them, our ability to fund our operations or strategic initiatives may be impaired.

To succeed we must hire, assimilate and retain key management personnel and large numbers of new employees, open new client service centers, assimilate our clients’ personnel and systems and expand our own systems and controls.

     To achieve sustainable profitability, we must extend our service model across many client organizations and gain critical mass in the size and breadth of our operations. Our ability to achieve rapid growth depends upon the following essential elements:

•	Current markets for skilled employees are competitive, and we must be able to hire, train and retain key management personnel and large numbers of human resources specialists, web and Internet technologists and programmers, business development and process management specialists and technical and customer support personnel.

•	We currently operate four large-scale client service centers, in North Carolina, Scotland, Tennessee and Texas. These centers are designed to handle our existing client demands, and have capacity to handle anticipated near-term growth in our service volumes, but we must open new client service centers in new geographic locations to handle significant additional growth in our business. We must devote substantial financial and management resources to launch and operate these centers successfully, and we may not select appropriate locations for these centers, open them in time to meet our client service commitments or manage them profitably.

•	As we assume responsibility for the existing HR departments of our clients, we must be able to assimilate HR personnel from these clients and integrate disparate systems, procedures, controls and infrastructures.

•	We will need to improve our financial and management controls, reporting systems and operating systems to accommodate growth. If we do not manage growth effectively, our ability to perform under our contracts may be jeopardized and our reputation may be harmed.

Our quarterly financial results are volatile and may cause our stock price to fluctuate.

     Our quarterly financial results have varied in the past and are likely to vary significantly in the future. It is possible that in some future quarter or quarters our financial results will be below the revenue or profit expectations of public market analysts or investors. If so, the market price of our common stock may decline significantly. Factors that may cause our results to fluctuate include:

•	the growth of the market for our HR services and our ability to obtain new client contracts;

•	our ability to continue to execute successfully on client contracts;

•	the length of the sales and integration cycle for our new clients;

•	cancellations or reductions in the scope of our contracts;

•	delays in transitioning various client processes to our infrastructure;

•	our ability to develop and implement additional service offerings and technologies;

•	the introduction of comprehensive HR services by new and emerging competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to manage costs, including personnel costs, support services costs and third-party vendor costs;

•	the timing and cost of anticipated openings or expansions of client service centers; and

•	the timing and extent of achieving overall profitability.

     We have in the past purchased assets and hired personnel from our clients. We expect to continue such transactions in the future. Client asset acquisitions may result in amortization expense and other charges. In addition, rationalizing headcount and facilities consolidation following transition of client processes to our systems may result in severance and closing expense. As our business evolves, we may from time to time incur costs for severance and infrastructure consolidation, as well as costs relating to the implementation of new organization structures, technologies, processes and other changes in our business (“business optimization costs”). These expenses will reduce our reported earnings.

We could experience damages, service interruptions or failures at our client service centers or in our computer and telecommunications systems.

     Our business could be interrupted by damage to or disruption of our client service centers, computer and telecommunications equipment and software systems from fire, power loss, hardware or software malfunctions, penetration by computer hackers, computer viruses, natural disasters and other causes. Our clients’ businesses may be harmed by any system or equipment failure we experience. As a result of any of the foregoing, our relationship with our clients may be adversely affected, we may lose clients, our ability to attract new clients may be adversely affected and we could be exposed to liability. We cannot be certain that we will be able to route calls and other operations from an affected center to another in the event service is disrupted. In addition, in the event of widespread damage or failures at our facilities, we cannot guarantee that the disaster recovery plans we have in place will protect our business.

We are subject to risks associated with our international operations.

     We believe multinational capabilities will be important as the competitive market for outsourcing evolves. Our business strategy includes international expansion as we broaden the geographic scope of services we deliver to our clients from United States and United Kingdom operations to foreign operations and as we take on additional large, multinational clients. Overseas expansion requires capital investment and presents significant risks and operational challenges. Foreign legal and regulatory requirements, affecting business operations in general as well as human resources processes in particular, may be complex and require significant investment in compliance capabilities. We do not yet have the expertise required to deal effectively with different countries’ workplace practices, and developing this expertise could be expensive and time consuming. Tariffs and other trade barriers, political instability, and international currency exchange rates and related issues may increase the cost and risks associated with overseas operations. We must design and operate web sites and other service delivery components that are accessible by employees of overseas clients, and differing technology standards and Internet regulations may affect access to and operation of our web sites and our clients’ web sites. Because of these and other factors, overseas operations will require significant management resources and may be more prone to service delivery errors and delays, which could damage our reputation and jeopardize existing contracts.

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

     We believe that our success is dependent upon our senior management team and our senior executives’ leadership skills. The loss of any of these individuals or an inability to attract, retain and maintain qualified personnel could adversely effect us. A number of our senior management, including our Chief Financial Officer and Chief Operating Officer, joined us in 2000 or 2001. Due to the competitive nature of our industry, we may not be able to retain all of our senior managers. If one or more members of our senior management team were unable or unwilling to continue in their present positions, these executives would be difficult to replace and our business could be harmed.

     Each of our senior executive’s employment is “at will,” which means that the executive’s employment with us may be terminated by either us or the executive at any time, for any reason without cause or advance notice.

The market for our services and our revenue growth depends on our ability to use the Internet as a means of delivering human resources services.

     We rely on the Internet as a mechanism for delivering our services to our clients and achieving efficiencies in our service model, and this reliance exposes us to various risks.

•	We use public networks to transmit and store extremely confidential information about our clients and their employees, such as compensation, medical information and social security numbers. We may be required to expend significant capital and other resources to address security breaches. We cannot be certain that our security measures will be adequate and security breaches could disrupt our operations, damage our reputation and expose us to litigation and possible liability.

•	Our target clients may not be receptive to human resources services delivered over the Internet because of concerns over transaction security, user privacy, the reliability and quality of Internet service and other reasons. In addition, growth in Internet traffic may cause performance and reliability to decline. Interruptions in Internet service and infrastructure delays could interfere with our ability to use the Internet to support our Exult eHR service, which would impair our revenue growth and results of operations.

•	Laws and regulations may be adopted relating to Internet user privacy, pricing, usage fees and taxes, content, distribution and characteristics and quality of products and services. This could decrease the popularity or impede the expansion of the Internet and decrease demand for our services. Moreover, the applicability of existing laws to the Internet is uncertain with regard to many important issues, including property ownership, intellectual property, export of encryption technology, libel and personal privacy. The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services, could also harm our business.

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

     Several of our existing or potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their customers and key product and service suppliers than we do. Our competitors may be able to:

•	develop and expand their delivery infrastructure and service offerings more quickly;

•	adapt better to new or emerging technologies and changing client needs;

•	take advantage of acquisitions and other opportunities more readily;

•	devote greater resources to the marketing and sale of their services; and

•	adopt more aggressive pricing policies.

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

     The European Commission’s Directive on Data Privacy limits transfer of personal data outside the European Union. In order to receive personal data about our clients’ European employees and fulfill our service commitments, we have elected to comply with the Safe Harbor Principles established by the United States Department of Commerce, in collaboration with the European Commission, to provide “adequate protection” for personal data about European Union residents. Because we process HR data, we are required by the Safe Harbor Principles to submit to the jurisdiction of the European Union Data Protection Authorities (DPAs). Specifically, we must cooperate with the DPAs in the investigation and resolution of complaints brought under the Safe Harbor Principles by European citizens and comply with any corrective advice and remedial or compensatory measures they dictate. In addition, operation under the Safe Harbor Principles subjects us to the jurisdiction of the Federal Trade Commission. If we fail to process personal data in accordance with these principles, we could be subject to legal penalties under the Federal Trade Commission Act and foreign privacy laws. We could also lose our ability to move personal data from the European Union to the United States, which would significantly impair our ability to fulfill our contractual commitments to our clients. We expect to have to comply with similar laws of other foreign jurisdictions in which we do business in the future.

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

     We expect to pursue acquisitions under appropriate circumstances. We cannot provide any assurance that we will be able to complete any acquisitions, or that any acquisitions we may complete will enhance our business. Any acquisition we do complete could subject us to a number of risks, including:

•	diversion of our management’s attention;

•	inability to integrate the acquired company and its employees into our organization effectively, and to retain key personnel of the acquired business;

•	inability to retain the acquired company’s customers; and

•	exposure to legal claims for activities of the acquired business prior to acquisition.

     Client satisfaction or performance problems with an acquired business also could affect our reputation as a whole. In addition, any acquired business could significantly underperform relative to our expectations.

We must protect our intellectual property and avoid infringing upon the intellectual property rights of others.

     We may not be able to detect or deter unauthorized use of our intellectual property. If third parties infringe upon or misappropriate our trade secrets, copyrights, trademarks, service marks, trade names or proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe upon the intellectual property rights of others, other parties may assert that we have violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. If our business expands into additional foreign countries, risks associated with protecting our intellectual property will increase.

Our executive officers, directors and their affiliates control the company.

     Our executive officers, directors and their respective affiliates beneficially own approximately 57% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control matters requiring stockholder approval, including the election of directors and mergers, consolidations and sales of all or substantially all of our assets. These stockholders may have interests that differ from other investors and they may approve actions that other investors vote against or reject actions that other investors have voted to approve. In addition, this concentration of ownership may also have the effect of preventing, discouraging or deferring a change in control of Exult, which, in turn, could depress the market price of our common stock.

Our stock price is likely to be highly volatile.

     The price at which our common stock trades has fluctuated significantly and is likely to continue to be highly volatile. From our IPO in June 2000 through March 31, 2002, the sales price of our stock, as reported on the Nasdaq National Market, has ranged from a low of $7.00 to a high of $19.85. We are a relatively new company with no record of profits, and we utilize the Internet and a technology infrastructure to deliver our services. The share prices for other companies with similar characteristics have at times increased to levels that bore no relationship to their operating performance, and at other times have declined dramatically, even without apparent changes in their business.

     In addition, the stock market in general has from time to time experienced significant price and volume fluctuations that have affected the market prices for companies like ours. In the past, this kind of market price volatility has often resulted in securities class action litigation against companies comparable to ours. Securities litigation could result in substantial costs and divert our management’s attention and resources.

Substantial sales of our common stock by our existing investors could cause our stock price to decline.

     The vast majority of our outstanding shares are in the hands of their original purchasers and can be sold publicly pursuant to Rule 144. These investors may seek to sell their shares, and sales of large numbers of shares in the same time period could cause the market price of our common stock to decline significantly. These sales also might make it more difficult for us to sell securities in the future at a time and price that we deem appropriate.

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

RESULTS OF OPERATIONS

     Because of the rapidly evolving nature of our business and our limited operating history, we believe that period to period comparisons of our operating results, including our revenue, expenses, gross loss and expenses as a percentage of revenue, should not be relied upon as an indication of our future performance. The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,

	2001	2002

Revenue	100.0%	100.0%
Cost of revenue	126.2	96.1

Gross profit (loss)	(26.2)	3.9

Expenses:
Selling, general and administrative	19.4	7.4
Depreciation and amortization	8.2	4.1

Total expenses	27.6	11.5

Loss from operations	(53.8)	(7.6)
Interest income, net	2.5	0.6

Net loss	(51.3)%	(7.0)%

Three Months Ended March 31, 2002 and 2001

     Revenue. Revenue for the three months ended March 31, 2002 and 2001, was $95.0 million and $43.5 million, respectively. The 2002 amount included $91.0 million, or 96%, of revenue derived from seven business process management clients, and the 2001 amount included $40.2 million, or 92%, of revenue derived from five business process management clients. The balance of our 2002 and 2001 revenue primarily consisted of consulting revenue generated from various clients. As our process management business expands, we expect the relative contribution of revenue derived from consulting clients to continue to decrease.

     The revenue increase for the 2002 period as compared to 2001 period principally resulted from the progressive transition of service responsibility to Exult under five process management contracts which were executed at various dates from December 1999 through November 2000 together with two scope expansion amendments for an existing client during the course of 2001 plus the addition of two new process management clients in October 2001 and January 2002. For the three months ended March 31, 2002 and 2001, one process management client accounted for 46% and 59%, respectively, of revenue. A second process management client accounted for 30% and 27% of revenue for the three months ended March 31, 2002 and 2001, respectively. A third process management client accounted for 13% and 0% of revenue for the three months ended March 31, 2002 and 2001, respectively. No other client accounted for more than 10% of revenue in the 2002 and 2001 periods. An important part of our revenue growth to date has resulted from sales of additional services to existing clients. The potential for further revenue growth within our existing client base is finite, and we must continue to attract new clients to sustain growth.

     Cost of Revenue. Our cost of revenue for the three months ended March 31, 2002 and 2001, was $91.4 million and $54.9 million, respectively, and our gross margin (loss) for the same periods was 3.9% and (26.2)%, respectively, as a percentage of revenue. Cost of revenue consists primarily of expenses associated with third-party vendors that we manage who provide services for our clients within the scope of our process management contracts, compensation and benefits paid to our employees who are directly involved in providing our services, computer and communications equipment and services costs, and facilities costs. The increase in the cost of revenue for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 principally resulted from the progressive transition of service responsibility to Exult under our various process management contracts and the continuing expansion of our infrastructure and service capacity. By the end of calendar 2000, we were operating two primary client service centers and in late January 2001 we began operating our third primary center. We expanded the services provided by this third center throughout the first half of 2001 and in January 2002 we began operating our fourth primary center. Operating expense will tend to increase to support any growth we may achieve, and our profitability depends upon our ability to leverage existing resources across a broader revenue base and limit increases in operating expense associated with new business to levels significantly below our clients’ historical costs of operating the processes we assume. We have incurred, and may incur in the future, negative gross margins as we continue to transition and transform our clients’ HR processes.

     Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2002 and 2001, was $7.1 million, or 7.4% as a percentage of revenue, and $8.4 million, or 19.4% as a percentage of revenue, respectively. Selling, general and administrative expense generally consists of compensation for employees engaged in developing product features and Internet capabilities; marketing, promoting and selling our services; and management and administrative activities. Selling, general and administrative expense also includes third-party consulting and marketing expenditures, as well as facilities and office costs, and legal, accounting and recruiting fees and expenses. In addition, selling, general and administrative expense may include any “business optimization costs” that are incurred during the period. We call these charges business optimization costs because they reflect our pursuit of strategies intended to enhance our efficiency and profitability as our operating scale increases and our business progresses toward operational maturity. We may incur business optimization costs from time to time as we implement new organization structures, technologies, processes and other changes in our business. For the three months ended March 31, 2002 and 2001, there were no business optimization costs incurred in either period.

     Included in selling, general and administrative expense for the three months ended March 31, 2002 and 2001, are $0.5 million and $2.2 million, respectively, related to product development efforts. The decrease in selling, general and administrative expense in both amount and as a percentage of revenue for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, primarily resulted from redeployment of a portion of resources to implementation and transformation activities relating to the progressive transition of service responsibility to Exult for our process management contracts and the decrease in the expense as a percentage of revenue was further impacted by the revenue growth experienced in the 2002 period as compared to the 2001 period.

     Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2002 and 2001, was $3.9 million, or 4.1% as a percentage of revenue, and $3.6 million, or 8.2% as a percentage of revenue, respectively. Included in the 2002 and 2001 periods was $3.2 million and $2.3 million, respectively, of depreciation and amortization expense from property and equipment. Also included in the 2002 and 2001 periods was intangible asset amortization of $0.5 million and $1.0 million, respectively, and $0.2 million and $0.3 million, respectively, of deferred compensation amortization. The increase in depreciation and amortization from property and equipment reflects the continuing build out of our infrastructure and service delivery capabilities.

     Interest Income, net. Interest income, net for the three months ended March 31, 2002 and 2001 consisted of interest income of $0.7 million and $1.3 million, respectively, partially offset by interest expense of $0.1 million and $0.2 million, respectively. Interest income is generated primarily from short-term investing of cash in excess of current requirements. The decrease in interest income in the 2002 period as compared to the 2001 period is principally the result of lower interest rates in the 2002 period.

     Income Taxes. We incurred losses since our founding in 1998, resulting in federal, state and foreign net operating loss carryforwards. The federal and state net operating loss carryforwards expire beginning in 2018 and 2003, respectively. The foreign net operating loss may be carried forward indefinitely. A full valuation allowance has been provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets.

     Net Loss. The foregoing resulted in a net loss for the three-month periods ended March 31, 2002 and 2001, of $6.6 million, or $0.06 per basic and diluted share, and $22.3 million, or $0.24 per basic and diluted share, respectively. We expect to continue to incur losses at least through the first half of 2002.

Liquidity and Capital Resources

     Since our inception in October 1998, we have financed our operations primarily with equity contributions including private placement sales of our capital stock for consideration of approximately $1.0 million in 1998, $55.1 million in 1999, $161.3 million in 2000, and $26.0 million in 2001; the net proceeds from our June 2000 initial public offering and the August 2001 follow-on public offering totaling $157.0 million; and, to a lesser extent, by cash generated from our business and the exercise of stock options and warrants. The $161.3 million from equity contributions in 2000 included non-cash items of $29.9 million from warrants issued in connection with the sale of Common Stock and $44.0 million of indebtedness owed to us that was subsequently satisfied with prepaid rent and an intangible asset in connection with one of our business process management contracts. The intangible asset is being amortized as a reduction of revenue over the life of the contract.

     Net cash used in operating activities was $17.3 million and $5.1 million for the three months ended March 31, 2002 and 2001, respectively. During the quarter ended March 31, 2001, we generated revenue from five process management clients with the commencement of service delivery for Bank of America in late January 2001. We also opened our third primary client service center during the 2001 first quarter. By March 31, 2002, we had begun generating revenue from our sixth and seventh process management clients, International Paper and Prudential Financial, respectively. In addition, we began operation of our fourth primary client service center during the 2002 first quarter. At December 31, 2000, we employed approximately 630 people, by March 31, 2001 approximately 1,300 people, by December 31, 2001 approximately 1,560 people and by March 31, 2002 over 1,600 people. During the three-month periods ended March 31, 2002 and 2001, we expended operating cash in support of revenue generated by our process management contracts and to fund the transition and transformation costs associated with these process management contracts. We also continued using operating cash to pursue additional business opportunities and the development of our corporate infrastructure. Cash used in investing activities was $18.6 million in the 2002 period and $5.1 million in the 2001 period and was used to construct and expand our client service centers and our internal systems during both periods and, in addition during the 2002 period, to make certain payments with respect to new client contracts. We generated $1.6 million and $0.9 million in cash, net from financing activities during the three months ended March 31, 2002 and 2001, respectively, primarily from the exercise of stock options and purchases of Common Stock under our employee stock purchase plan.

     We expect to generate negative operating cash flow until we become profitable. We also expect to continue our investments in property and equipment to support the expansion and renovation of our facilities, including our existing client service centers, to make certain payments with regard to new client acquisitions, and to purchase related computer and other equipment necessary to support our client contracts and growth. In addition, from time to time in the ordinary course of business, we evaluate potential acquisitions of related businesses, assets, services and technologies. Such acquisitions, if completed, may require significant cash expenditures.

     We believe that our cash on hand will be sufficient to satisfy our working capital requirements for at least the next 12 months. We anticipate rapid growth and we may need to raise additional funds through public or private debt or equity financings in order to maintain adequate cash balances to satisfy the expectations of prospective clients; finance acquisitions, new client contracts with capital investment requirements, and other strategic opportunities; and address operating issues. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all, and if we need additional funds but cannot obtain them, our ability to fund our operations or strategic initiatives may be impaired.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted in certain instances for entities with fiscal years beginning after March 15, 2001. We have adopted the provisions of SFAS 142 as of January 1, 2002. Adoption did not have a material impact on our financial condition and results of operations.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of assets that result from the acquisition, construction, development and/or the normal operation of an asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application being encouraged. We do not expect the adoption of SFAS 143 to have a material impact on our financial condition and results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of assets. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. We have adopted the provisions of SFAS 144 as of January 1, 2002. Adoption did not have a material impact on our financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     The following Exhibits are incorporated herein by reference.

Exhibit
Number	Description

3.1*	Fourth Amended and Restated Certificate of Incorporation of Exult, Inc.

3.2*	Amended and Restated Bylaws of Exult, Inc.

10.40**	Services Agreement between Exult, Inc. and The Prudential Insurance Company of America dated as of January 11, 2002.

*	Previously filed with the Company’s Registration Statement on Form S-1 Registration No. 333-31754, and incorporated herein by reference.

**	Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and filed separately with the Securities and Exchange Commission.

(b)  Reports on Form 8-K.

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, the undersigned has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of April, 2002.

EXULT, INC.

By:	/s/	JAMES C. MADDEN, V

James C. Madden, V Chief Executive Officer, President, and Chairman of the Board (principal executive officer)

By:	/s/	MICHAEL F. HENN

Michael F. Henn Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer)

By:	/s/	ROBERT G. MCGRAW

Robert G. McGraw Vice President, Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1*	Fourth Amended and Restated Certificate of Incorporation of Exult, Inc.

3.2*	Amended and Restated Bylaws of Exult, Inc.

10.40**	Services Agreement between Exult, Inc. and The Prudential Insurance Company of America dated as of January 11, 2002.

*	Previously filed with the Company’s Registration Statement on Form S-1 Registration No. 333-31754, and incorporated herein by reference.

**	Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and filed separately with the Securities and Exchange Commission.