Form 10-Q
period 2002-06-30
EXULT INC
filed 2002-08-14
CIK 1108341

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number	0-30035

EXULT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	8742	33-0831076
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification No.)

121 Innovation Drive, Suite 200
Irvine, California 92612
(949) 856-8800
(Address, Including Zip Code and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

4 Park Plaza, Suite 1000, Irvine, California 92614, (949) 250-8002

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

Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding and each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common Stock	105,322,415

PART I.    FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share amounts)

	December 31, 2001	June 30, 2002
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$144,357	$41,710
Investments	25,212	85,848
Accounts receivable, net	19,574	24,936
Prepaid expenses and other current assets	16,480	34,407

Total Current Assets	205,623	186,901
Fixed Assets and Direct Contract Costs, net	39,600	46,405
Intangibles Assets, net	28,683	39,973
Other Assets, net	17,687	18,417

Total Assets	$291,593	$291,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,907	$14,932
Accrued liabilities and other	44,582	35,570
Current portion of long-term obligations	1,589	2,123

Total Current Liabilities	56,078	52,625

Long-Term Obligations	1,881	12,341

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; Authorized — 15,000 shares; Issued and outstanding — none at December 31, 2001 and June 30, 2002	—	—
Common stock, $0.0001 par value; Authorized — 500,000 shares; Issued and outstanding — 104,195 at December 31, 2001 and 105,302 at June 30, 2002	10	11
Additional paid-in capital	419,814	422,540
Deferred compensation	(1,198)	(745)
Cumulative translation adjustments	(125)	524
Unrealized gain on investments	—	419
Accumulated deficit	(184,867)	(196,019)

Total Stockholders’ Equity	233,634	226,730

Total Liabilities and Stockholders’ Equity	$291,593	$291,696

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenue	$64,318	$100,864	$107,782	$195,881
Cost of revenue(1)	72,761	95,500	127,616	186,856

Gross profit (loss)	(8,443)	5,364	(19,834)	9,025

Expenses:
Selling, general and administrative (Note 4)	14,459	6,002	22,890	13,061
Depreciation and amortization	2,566	4,455	6,128	8,322

Total expenses	17,025	10,457	29,018	21,383

Loss from operations	(25,468)	(5,093)	(48,852)	(12,358)
Investment and interest income, net	667	565	1,744	1,206

Net loss	$(24,801)	$(4,528)	$(47,108)	$(11,152)

Net loss per common share:
Basic and diluted	$(0.27)	$(0.04)	$(0.51)	$(0.11)

Weighted average number of common shares outstanding:
Basic and diluted	92,194	105,077	91,693	104,836

(1)	Exclusive of depreciation and amortization, shown separately below.

EXULT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net loss	$(24,801)	$(4,528)	$(47,108)	$(11,152)
Other comprehensive net income (loss):
Foreign currency translation adjustment	(177)	1,208	(585)	649
Unrealized gain on investments	—	419	—	419

Total other comprehensive net income (loss)	(177)	1,627	(585)	1,068

Net comprehensive loss	$(24,978)	$(2,901)	$(47,693)	$(10,084)

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Six Months Ended June 30,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,108)	$(11,152)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	7,271	10,121
Stock option charges	2,192	—
Write-off of intangible assets	2,165	—
Changes in operating assets and liabilities —
Accounts receivable	(3,471)	(5,362)
Prepaid expenses and other current assets	(1,372)	(6,844)
Other assets	1,034	(795)
Accounts payable	4,448	5,025
Accrued liabilities and other	6,356	(9,729)

Net cash used in operating activities	(28,485)	(18,736)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for fixed asset purchases and direct contract costs	(10,637)	(12,589)
Expenditures for client contract related intangible assets	—	(13,600)
Purchases of investments	(2,624)	(186,842)
Proceeds from investments	5,000	126,625

Net cash used in investing activities	(8,261)	(86,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	22,178	2,727
Payments on long-term obligations	(104)	(89)

Net cash provided by financing activities	22,074	2,638

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(205)	(143)

Net decrease in cash and cash equivalents	(14,877)	(102,647)
Cash and cash equivalents, beginning of period	94,890	144,357

Cash and cash equivalents, end of period	$80,013	$41,710

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$31	$79

Income taxes	$158	$249

SUMMARY OF NON-CASH FINANCING ACTIVITIES:
Acquisition of certain prepaid assets through long-term obligations	$—	$9,012

Acquisition of fixed assets through long-term obligations	$—	$2,071

Acquisition of equipment through capital lease	$517	$717

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Exult, Inc. and subsidiaries (“Exult” or the “Company”) have been prepared by Exult’s management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Sates of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with Exult’s audited consolidated financial statements and notes for the year ended December 31, 2001 which were included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain amounts in the 2001 unaudited condensed consolidated financial statements have been reclassified to conform with the 2002 presentation.

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

Segment Information and Concentration of Revenue/Credit Risk

Management has determined that the Company operates within a single operating segment. For the three months ended June 30, 2001 and 2002, 78% and 89%, respectively, of the Company’s revenue has been derived from within the United States with the balance being derived primarily from within the United Kingdom. For the six months ended June 30, 2001 and 2002, 75% and 87%, respectively, of the Company’s revenue has been derived from within the United States with the balance being derived primarily from within the United Kingdom.

Two of the Company’s process management clients accounted for 45% and 43%, respectively, of revenue during the three months ended June 30, 2001, and 51% and 36%, respectively, of revenue during the six months ended June 30, 2001. Three of the Company’s process management clients accounted for 45%, 24% and 18%, respectively, of revenue during the three months ended June 30, 2002, and 46%, 27% and 16%, respectively, of revenue during the six months ended June 30, 2002. No other client accounted for more than 10% of revenue in the 2001 and 2002 periods. The Company believes that the resulting concentration of credit risk in its receivables, with respect to the limited client base, is substantially mitigated by the credit evaluation process. To date, bad debt write-offs have not been significant.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents. The Company has evaluated its investment policies consistent with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment and interest income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment and interest income, net.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Revenue Recognition

The Company recognizes revenue at the time services are performed and the amount is billable, either on a fee-for-service basis for process management clients or per diem basis for consulting clients. Fee-for-service process management contracts are generally structured so that the Company receives a fee that is no greater than the client’s historical cost of operating the functions assumed by the Company. After the Company has achieved a negotiated minimum cost reduction, in certain instances the Company may be required to share further savings with its clients in a negotiated gain sharing arrangement. The amount of savings to be shared with clients is determined on a periodic basis in accordance with the terms of the applicable contracts. In cases where the Company anticipates that, based upon the amount of costs incurred and estimated future costs to be incurred, amounts will be due to clients, revenue is recorded net of such amounts.

The Company fulfills some of its service delivery obligations through use of third-party vendors, including vendors that had previously contracted directly with its clients and were then assigned, or are in the process of being assigned, to the Company in connection with the process management services. The Company is contractually responsible for the delivery and acceptability of these third-party vendor services. The Company includes in revenue all amounts for services that it is contractually obligated to provide to its clients, whether it provides the services directly using its own personnel or through third-party vendors. In some instances, the Company pays the charges of the third-party vendors that provide services and bills its clients for the cost of the service. In other instances, the client pays the third-party vendor directly on the Company’s behalf. In either case, the Company is primarily responsible for providing the services to its clients.

In connection with the long-term service contracts, revenue is recognized based on the proportion of incurred contract costs to date compared to total estimated contract costs after giving effect to the most recent estimates of total cost, provided that the Company does not recognize cumulative revenue in excess of the cumulative amounts that have been or can be billed through the end of the reporting period. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. In addition, if the Company miscalculates the resources or time needed to perform under these contracts or is not able to perform human resource management more cost effectively than its clients, the costs of providing services could exceed the fixed amount the Company would receive and a provision for such loss is recorded at the time such determination is made.

In the course of acquiring new clients, the Company performs significant due diligence work. In certain cases, the Company may receive a guarantee that its clients will pay or reimburse the Company for work performed in the due diligence phase whether or not a contract is consummated. The Company records these amounts as revenue and the corresponding direct costs as cost of revenue.

Capitalized Costs

In accordance with Statement of Position (SOP) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company expenses all costs associated with the development or purchase of internal use software other than those incurred during the application development stage. Costs related to application development are capitalized and included in Fixed Assets and Direct Contract Costs. Such assets are amortized over the estimated useful life of the software.

The Company capitalizes certain set-up and other direct installation costs to the extent that management determines such costs are realizable. Capitalized set-up and other direct installation costs are included in Fixed Assets and Direct Contract Costs and are amortized over the applicable contract term.

The Company capitalizes all incremental direct origination costs and certain non-incremental internal direct origination costs, including direct labor, incurred subsequent to contract acquisition to the extent that management determines that such costs are realizable. Contract acquisition is generally deemed by the Company’s management to have occurred, and therefore costs are begun to be capitalized, at the time a definitive letter of intent is executed between the Company and the customer if the Company believes the execution of a contract is probable. These costs are included in Other Assets and are amortized over the applicable contract term. In the event a contract is not ultimately executed, or is cancelled, the balance would be charged to operations at that time.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Intangible Assets

Intangible assets consist of the portion of the purchase price of assets in excess of the fair value of identifiable net tangible assets acquired. Amortization is computed using the straight-line method over the estimated useful lives of the assets. Certain of the intangible assets are being amortized as a reduction of revenue over the applicable contract term.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of assets that result from the acquisition, construction, development and/or the normal operation of an asset, except for certain obligations of lessees. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial condition and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 144 amends existing guidance on asset impairment and provides a single accounting model with respect to the disposal of long-lived assets. SFAS No. 144 also changes the criteria for classifying an asset as held-for-sale; and broadens the scope of businesses that are being disposed of which qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for such costs only when the liability is incurred. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it commits to an exit plan. The FASB concluded in SFAS No. 146 that an entity’s commitment to an exit plan, by itself, does not create an obligation that meets the definition of a liability. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exist or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

2.    Available-for-Sale Securities

Available-for-sale securities at December 31, 2001 and June 30, 2002 consist of the following (in thousands):

	December 31, 2001		June 30, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Amounts Included in
Cash and Cash Equivalents:
Institutional money market funds	$131,034	$131,034	$38,105	$38,105
Commercial paper	—	—	2,975	2,975

Sub-total	131,034	131,034	41,080	41,080

Amounts Included in Investments:
Commercial paper and other	2,681	2,681	8,758	8,758
Corporate notes	7,925	7,930	29,638	29,607
Asset-backed securities	5,551	5,554	20,310	20,378
U.S Treasuries and Agencies	9,048	9,047	26,723	27,105

Sub-total	25,205	25,212	85,429	85,848

Total Available-for-Sale Securities	$156,239	$156,246	$126,509	$126,928

The commercial paper in which the Company invests must have a minimum rating of A-1 or P-1, as rated by Standard & Poor’s and Moody’s, respectively. Corporate notes in which the Company invests must have a minimum rating of A-2 or P-2, as rated by Standard & Poor’s and Moody’s, respectively. Asset-backed securities in which the Company invests must have a minimum rating of AAA or Aaa, as rated by Standard & Poor’s and Moody’s, respectively. As of June 30, 2002, there were gross unrealized holding gains and losses of $0.4 million and $0.1 million, respectively, from available-for-sale securities.

Amortized cost and estimated fair market value of debt securities classified as available-for-sale by contractual maturities at December 31, 2001 and June 30, 2002 consist of the following (in thousands):

	December 31, 2001		June 30, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in Less than One Year	$2,453	$2,452	$50,862	$50,846
Due in One to Three Years	20,071	20,079	34,749	35,184

Total Available-for-Sale Securities	$22,524	$22,531	$85,611	$86,030

3.    Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will not be amortized but will be tested for impairment at least annually. Upon adoption of SFAS No. 142, the Company transferred an intangible asset of $3.4 million, net of accumulated amortization of $2.4 million, to goodwill in accordance with that statement. The Company completed its transitional impairment test of its existing goodwill during the three months ended June 30, 2002. This test involves the use of estimates related to the fair value of the business with which the goodwill is allocated. There was no impairment loss as a result. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill. If SFAS No. 142 had been adopted as of January 1, 2001, then the net loss for the three-month and six-month periods ended June 30, 2001, would have been $24.5 million, or $0.27 per basic and diluted share, and $46.5 million, or $0.51 per basic and diluted share, respectively.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following reflects the components of intangible assets as of December 31, 2001 and June 20, 2002 (in thousands):

	December 31, 2001			June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Client contract related	$26,715	$(2,490)	$24,225	$40,315	$(4,289)	$36,026
Other	8,952	(4,494)	4,458	3,170	(2,610)	560

Sub-total	35,667	(6,984)	28,683	43,485	(6,899)	36,586

Goodwill	—	—	—	5,782	(2,395)	3,387

	$35,667	$(6,984)	$28,683	$49,267	$(9,294)	$39,973

During the six months ended June 30, 2002, the Company expended $13.6 million for the acquisition of intangible assets in connection with certain client contracts. There were no retirements or other adjustments to the gross carrying amount of the Company’s intangible assets during the six-month period ended June 30, 2002. Aggregate intangible assets amortization expense for the three months and six months ended June 30, 2002 was $0.8 million and $2.3 million, respectively. As of June 30, 2002, estimated intangible assets amortization expense for each of the five calendar years ending December 31, 2006 is $4.7 million for 2002; $4.2 million for each of 2003 and 2004; and, $4.1 million for each of 2005 and 2006.

4.    Business Optimization Costs

The Company has incurred business optimization costs from time to time as it implements new organization structures, technologies, processes and other changes in its business. For the three months and six months ended June 30, 2002, there were no business optimization costs incurred. However, for the three months ended June 30, 2001 and for the year ended December 31, 2001, selling, general and administrative expense included business optimization costs totaling $7.3 million and $18.5 million, respectively. The following is a summary of the business optimization costs incurred during 2001, and the ending accrual balance as of December 31, 2001 and June 30, 2002 (in thousands):

	Accruals	Non-Cash Charges	Total
Severance and Related Charges	$6,648	$3,040	$9,688
Processing Centers Closure Costs	6,621	—	6,621
Write-off of Database	—	2,165	2,165

	13,269	$5,205	$18,474

2001 Cash Payments	(3,976)

Balance at December 31, 2001	9,293

2002 Year-to-Date Cash Payments	(2,973)
2002 Year-to-Date Accrual Adjustments	(1,377)

Balance at June 30, 2002	$4,943

The accrual adjustments were made as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in certain estimates with regard to the remaining arrangements. The Company expects the remaining balance to be paid out during the next twelve months.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

5.    Executive Loans

The Company has full recourse loans outstanding to one of its executive officers. As of December 31, 2001 and June 30, 2002, the outstanding balance of these loans, including accrued interest, totaled $1.2 million and $1.3 million, respectively, and are included in prepaid expenses and other current assets.

6.    Income Taxes

The Company did not record a tax provision for the three-month and six-month periods ended June 30, 2001 and 2002, as it had incurred only net operating losses as of these dates. A full valuation allowance is provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets associated therewith. As of June 30, 2002, Exult has $66.5 million of deferred tax assets, arising primarily from its net operating losses, for which it has fully reserved through its valuation allowance.

7.    Net Loss Per Share

The net loss per share, basic and diluted, for the three-month and six-month periods ended June 30, 2001 and 2002, was computed using the weighted average number of shares of Common Stock outstanding during the respective periods. The impact of all outstanding warrants and stock options to purchase Common Stock were excluded from the respective computations as their impact is antidilutive. As of June 30, 2001, the Company had warrants outstanding exercisable for 5.0 million shares of Common Stock with an exercise price of $10.96 per share and options outstanding exercisable for 20.4 million shares of Common Stock with a weighted average exercise price of $7.13 per share. As of June 30, 2002, the Company had a warrant outstanding exercisable for 2.5 million shares of Common Stock with an exercise price of $11.00 per share and options outstanding exercisable for 21.9 million shares of Common Stock with a weighted average exercise price of $7.92 per share.

8.    Commitments and Contingencies

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters include, among other things, assertions of contract breach and claims by persons whose employment with the Company has been terminated in connection with facilities consolidations, headcount rationalizations, outsourcing of certain operational functions, including in some cases to offshore vendors, and other measures that the Company has undertaken and expects to continue to undertake in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of June 30, 2002. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. When used in this report, the words “may,” “will,” “should,” “predict,” “continue,” “plans,” “expects,” “anticipates,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report concerning, among other things, our goals and strategies, the anticipated scope and result of our business operations, and our ability to:

•	continue developing our service delivery infrastructure;

•	obtain new comprehensive process management contracts;

•	successfully meet our service commitments to our existing clients and scale our Exult eHRSM service offering across a broad client base;

•	establish new client service centers;

•	increase revenue, control expenditures, recognize economies of scale and achieve profitability; and

•	expand our sales and marketing capabilities and our technology and general operating infrastructure.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. We are still developing our business model and must continue to invest substantial resources to build our service capabilities. It is not certain that all elements of our Exult eHR solution will perform as anticipated. The market in which we operate is competitive and other service providers may be more effective at selling or delivering human resources process management services. Our estimates of revenues and costs under our outsourcing contracts may change over time. These and other risks and uncertainties are described in this report under the heading “Risk Factors” and in our other filings made from time to time with the Securities and Exchange Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

OVERVIEW

Our primary source of revenue is fees we earn for providing our HR business process management services under long-term contracts. We also receive additional revenue from client projects and consulting services. We fulfill some of our service delivery obligations through use of third-party vendors, including vendors that had previously contracted directly with our clients and were then assigned, or are in the process of being assigned, to us in connection with our process management services. We may continue to use these vendors, hire replacement vendors, or provide some of these services directly; however, we are responsible for the delivery and acceptability of these third-party vendor services. We include in revenue all charges for services that we are contractually obligated to provide to our clients, whether we provide these services directly using our own personnel or through third-party vendors. Sometimes we pay the charges of the third-party vendors that provide services and bill our clients for the cost of the service. Other times our client pays the third-party vendor directly on our behalf. In either case, we are primarily responsible for providing the services to our clients. Such costs are included in our cost of revenue. In many cases our initial cost of paying these vendors is equal to our revenue attributable to their services. We intend to realize a profit from revenue received in connection with these third-party vendor contracts, and in order to do so, we must reduce these vendor costs by rationalizing the vendors, improving efficiencies, obtaining more favorable pricing, or performing the services ourselves at a lower cost.

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

Our business process management contracts are generally structured so that we receive a fee that is no greater than our client’s historical cost of operating the functions assumed by us. We are generally required to provide a minimum savings to the client on the labor-based portion of the contract that we refer to as “direct” after about one year from contract signing, and we may be required to share further savings with our clients in negotiated gain sharing arrangements for the “third party” portion of the contract covering services previously subcontracted by the client. The amount of minimum savings is determined in accordance with the terms of the applicable contracts. After we sign a contract with a client, we move its HR processes to our service platforms to increase efficiencies and reduce costs. For “brownfield” clients that had their own centralized HR processing capabilities, this process has involved two steps: first, transition of the client’s processes to our control, and second, transformation of client processes to our own methodologies. More recently, for new “greenfield” clients we are able to transform distributed client processes by moving them directly to our platforms in a single step promptly after contract signing. By operating client processes on a long-term contract basis using our service platforms and methodologies, we seek to reduce the costs of service delivery below the minimum savings provided in the contract, and recover the investment we make during the early part of the contract term for transition and integration of client processes.

We incurred a net loss of $10.7 million in 1999, exclusive of a non-cash warrant charge of $4.5 million, and a net loss of $64.9 million in 2000, exclusive of a non-cash warrant charge of $29.9 million. Our net loss in 2001 was $56.2 million, exclusive of business optimization costs of $18.5 million, and our net loss for the six months ended June 30, 2002 was $11.2 million. We may incur net losses in future periods. In the next two years, we anticipate ongoing significant expense to fund the development and expansion of our technology and general operating infrastructures. We may also make substantial investments to pursue, obtain and transition new client contracts; to augment our service offering and process capabilities; to develop new service center capacity to accommodate any growth we may achieve beyond the capacity of our existing service center infrastructure; and to expand geographically to better serve our clients or compete more effectively. To the extent that revenue does not increase at a rate commensurate with our increasing costs and expenditures, our future operating results and liquidity could be materially and adversely affected.

Critical Accounting Policies and Estimates

Exult’s discussion and analysis of its financial condition and results of operations are based upon Exult’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Exult to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Exult evaluates its estimates, including those related to long-term service contracts, bad debts, fixed assets and direct contract costs, intangible assets, income taxes, accruals in connection with certain business optimization costs, contingencies and litigation. Exult bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Exult believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Long-Term Contracts.    We provide HR outsourcing services under multi-year arrangements, which generally extend up to ten years. These contracts are generally structured on a fee-for-service basis and provide that we receive a fee that is no greater than the client’s historical cost of operating the functions assumed by us. For some components of our outsourcing revenue, principally reflecting amounts previously paid by clients to third-party vendors, after we have recovered our costs and/or achieved a negotiated minimum cost reduction, we may be required to share further savings with our clients in a negotiated gain sharing arrangement. The amount of savings to be shared with clients is determined on a periodic basis in accordance with the terms of the applicable contracts.

We recognize revenue and profit as work progresses based upon the proportion of costs incurred to the total expected costs, provided that we do not recognize revenue in excess of the amount that has been or can be billed at the end of the reporting period under the terms of the contracts. This method relies to some degree on estimates of total expected contract revenue and costs. Exult follows this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in estimates that would result in any contract losses are charged to income in the period in which the facts that give rise to the revisions become known. Our limitation of revenue recognition to the amount of contract billings is intended to minimize the potential impact of changes in estimates until our contract estimation capabilities have matured. Because of this limitation on revenue recognition, the costs we have incurred during the early part of the contract term to move client services to our platforms and provide services have exceeded the revenue recognized for that client during the same period, and consequently our outsourcing contracts have contributed to operating losses early in their terms.

We have concluded, subject to review by the Securities and Exchange Commission Staff, that our business and contract estimation capabilities have evolved to the point that percentage-of-completion accounting (“POC”), as prescribed by Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” is the preferable method of accounting for our long-term outsourcing contracts. Given the current sensitivity surrounding accounting matters in the current business environment, we have also concluded that it would be appropriate voluntarily to seek guidance from the Securities and Exchange Commission Staff regarding the application of POC accounting to our business. We will finalize our decision as to the adoption of POC following completion of the review process, and if we proceed, we will adopt the change as soon as practicable thereafter.

Under POC accounting, we would estimate revenues and costs over the life of our outsourcing contracts. As of a given reporting date, we would then record revenue in proportion to the ratio of actual cost incurred to date to total estimated costs for the life of the contract. Our revenue recognition would no longer be limited to the amount of contract billings. Because we typically incur a disproportionate portion of total contract cost early in the term in relation to transition and implementation expenses, our recorded revenue would be expected to exceed contract billings in the early phases of the contract. The amount by which revenue exceeds billings would be recorded as an unbilled receivable, which would then typically be reduced to zero over time as contract billings exceed recorded revenue in the later phases of the contract. The application of the POC method would reflect more consistent contract margins, as adjusted for changes in estimate and contract scope or volume, over the term of the related contract.

In the period of adoption of POC accounting, we would record a one-time cumulative effect of change in accounting principle adjustment to our consolidated statement of operations, as required under applicable accounting standards, to reflect the application of the new accounting method as if it had been in effect for prior periods during which POC accounting would have been applied based upon our assumptions and policies. The adjustment would be added to unbilled receivables. Additional adjustments would be required in subsequent periods to reflect any changes in our estimates of revenue or cost over the life of our outsourcing contracts.

Short-Term Arrangements.  In addition to our outsourcing contracts that extend over long periods of time, we provide our customers services on a short-term basis. These include consulting services primarily to non-outsourcing clients, which services are generally structured on a per diem basis, and project-based services for our outsourcing clients, which services may be structured on a per diem or fee-for-service basis. For these short-term arrangements, we recognize revenue as services are performed provided there is evidence of an arrangement, we have met our delivery obligation, the fee is deemed fixed or determinable, and collectibility is reasonably assured.

Allowance for Doubtful Accounts.  Exult maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Exult’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Direct Contract Costs.  Exult capitalizes certain set-up and other direct installation costs to the extent that management determines such costs are realizable. Capitalized set-up and other direct installation costs are included in Fixed Assets and Direct Contract Costs and are amortized over the applicable contract term. As of June 30, 2002, Exult has Direct Contract Costs of $5.8 million, net of accumulated amortization, the majority of which were incurred during the first six months of 2002.

Deferred Tax Assets.  Exult records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Exult has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Exult were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Exult determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. As of June 30, 2002, Exult has $66.5 million of deferred tax assets, arising primarily from its net operating losses, for which it has fully reserved through the valuation allowance.

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

Bank of America Corporation, BP p.l.c., International Paper Company, Prudential Financial and Unisys Corporation are the first clients for which we are offering a comprehensive HR process management solution, and we anticipate revenue from each of these contracts will represent a substantial portion of our revenue through 2002 and possibly in future periods. For the first six months of fiscal 2002, BP, Bank of America, International Paper and Prudential Financial collectively accounted for approximately 91% of our revenue. Our contracts with these clients are still relatively new and our service offering is not yet fully implemented for all of these clients. We believe our ability to secure future clients and revenues will be largely dependent upon our ability to perform and achieve the contracted service levels and cost savings for these clients. Each of our process management contracts can be terminated for material breach, significant or repeated performance failures or in certain instances for convenience upon required notice and, in many cases, payment of specified early termination penalties. In addition, Bank of America has the right to terminate its agreement with us if our current Chief Executive Officer or our current Chief Operating Officer ceases to be employed by us (other than due to non-performance, death or disability) within one year after specified contract milestones are met. The early termination penalties provided for under these contracts are designed to help defray the expenses we incur in implementing the contract, including diligence, transition, set-up and installation costs, and may provide some compensation to us, but they are not adequate substitutes for the revenue or profit that could be lost as a result of contract termination. If any of these clients were to substantially reduce or stop using our services, or if we experience significant, repeated performance failures, our reputation and future revenues would be seriously impaired. We expect to face similar risks with other significant clients until our business model and service offering are more firmly established.

Our client contracts and vendor relationships may not yield the results we expect.

We maintain estimates of our aggregate anticipated annual revenue for our entire contract base. We may from time to time disclose some of these estimates. All of these estimates change as our contracts evolve, and a number of factors can cause our revenue expectations to decrease. These factors include client workforce contraction; insourcing or retention by the client of processes previously contracted to us (subject to our approval under the terms of the contract); non-assignment to us of third-party vendor contracts that we initially envisioned taking over from the client; early termination of client contracts in whole or part; and other circumstances within the client’s organization. In addition, our receipt of revenue under any particular contract may be delayed if transition of the client’s processes to our infrastructure takes longer than anticipated. While our contracts with our clients may contemplate further expansion, this may not occur, and if it does occur, significant additional expenditures by us may be required to fund such expansion. In addition, our process management contracts generally permit our clients to impose financial penalties against us for specified material performance failures. Similarly, a number of factors could cause our estimates of contract costs to increase, including the need to invest in additional infrastructure and to implement new technologies, maintain our competitive position, and meet our client service commitments. Changes in estimates could adversely affect our reported results and future prospects.

A significant part of our revenue is attributable to services we offer to our clients through third-party vendors that provide specialized services, such as temporary staffing, training, learning content, benefits administration and relocation services. We select some of these vendors and assume others from relationships established by our clients before contracting with us. These vendors may act as subcontractors or vendors to us or provide services directly to our clients under our control; in either case, we have contractual responsibility for the delivery and acceptability of these services, and errors or omissions, service failures, breach of contract, or insolvency by our vendors could cause us to have liability to our clients in excess of the limits of liability the vendors have to us. If our clients are not satisfied with the services provided by these third-party vendors, they may be entitled to recover penalties or to terminate their agreements with us, which could seriously harm our business. In many cases our initial cost of paying these vendors is equal to our revenue attributable to their services. In order to generate target operating margins and realize a profit from revenue received in connection with these third-party vendor contracts we must reduce these vendor costs by rationalizing the vendors, improving efficiencies, obtaining more favorable pricing, or performing the services ourselves at a lower cost. We plan to achieve these efficiencies and cost reductions through vendor management and consolidation. This may involve delay as existing contracts run their course and we attempt to renegotiate with or replace these vendors. In addition, at the conclusion of these third-party contracts, we must negotiate new third-party contracts, or provide these services ourselves, at the same or more favorable rates in order to generate our target operating margins. We may need our clients’ consent to substitute new vendors or ourselves for previous vendors, either because of contractual provisions or operational concerns. We are still developing our third-party vendor management capabilities, and to date our third-party business has not generated significant operating margins.

We might not be able to achieve the cost savings required to become profitable under our contracts.

We provide our services for fixed fees that are generally equal to or less than our clients’ historical costs to provide for themselves the services we contract to deliver. Additionally, our contracts generally require one or more reductions of this fixed fee during the contract term, generally beginning upon completion of process transitions or approximately one year after we commence services, irrespective of our cost of providing these services. As a result, we bear the risk of increases in the cost of delivering HR process management services to our clients, and our margins associated with particular contracts will depend on our ability to control our costs of performance under those contracts and meet our service commitments cost-effectively. Over time, vendor costs and our own internal operating expenses will tend to increase, and taking over services previously delivered by vendors involves further increases in internal operating expense. We have relied heavily upon stock options to supplement compensation for many of our employees, particularly at higher levels. If stock options become less effective as a recruitment or retention device due to public market conditions, trends in our stock price or other factors, we may need to rely more heavily upon cash compensation. This could significantly increase our costs of doing business. Further, because we have relied heavily upon stock options, treating options as an expense, in response to legal or regulatory requirements or evolving business practices, would significantly increase our reported costs.

Therefore, our business model involves ongoing pressure on our operating margins. We must respond by continuing to grow so that our costs are spread over an increasing revenue base, and by successfully transforming clients’ HR operations to more efficient processes and continuously improving our service efficiency and vendor management. If we stop improving, our ability to generate profits will be jeopardized. Further, operating margins may be more difficult to achieve in the portion of our revenue attributable to our management of third-party vendors, which represents approximately half of our revenue. Our third-party vendor management business is composed of several different types of processes across numerous vendors. Each process and vendor combination must be rationalized, eliminated, and/or moved to our internal operation. The results of these efforts may yield substantially varying margins on a process by process basis. Accordingly, until we are able to develop substantial portions of our third-party vendor management business to the point that it generates meaningful operating margins, our overall margins and profitability will rely upon strong performance in the “direct” process management, project and consulting services that make up the balance of our revenue.

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

Our business model is based on integrated management of a variety of client HR and finance processes. Based on client reaction to date, we believe there is significant market demand for this service, but our ability to satisfy this demand depends upon our ability to anticipate market developments. If we are unable to react quickly to changes in the market, if the market fails to develop in the ways we expect, or if our services do not achieve additional market acceptance, then we are unlikely to maintain our leadership position or to achieve sustained profitability. Our ability to be successful in this regard may be impaired because the market is new and may evolve quickly.

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

After a new client contract is signed, we must convert the client’s HR processes to our systems and infrastructure. This transition period can take from three months to over one year and may involve unanticipated difficulties and delays. Transition takes longer for “greenfield” clients that have not centralized their HR operations, and goes more quickly for “brownfield” clients that have consolidated HR operations that we can take over in place. We cannot realize the full efficiencies of providing services to the client through our infrastructure until this transition is complete. Therefore, any increase in our earnings that could be expected from new agreements will generally be delayed for several months after the contract is signed, and it could take a significant amount of time for new agreements to contribute significantly to profits or cash flow. We attempt to negotiate long-term contracts in order to give us time to complete the transition and earn a profit, but if implementation of our service model is delayed, or if the client terminates our engagement early for convenience or because we do not meet our service commitments, we might experience no return, and possibly a loss, on our substantial investment of time and resources in that client.

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

There is no assurance that we will achieve or sustain profitability.

Since our formation, we have not had a profitable quarter. We incurred net losses of $94.8 million, $74.7 million and $11.2 million for the years ended December 31, 2000 and 2001 and the six months ended June 30, 2002, respectively, inclusive of warrant charges and business optimization costs. We may incur net losses in future periods as we continue to develop our service offering and transition new business. While we do not enter into contracts for which we expect to incur a loss, and although we estimate and model each of our client contracts to be individually profitable, due to our rapid growth, the expense of creating our company, and other factors described in this report, we cannot be certain that we will ever operate profitably, or that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

For the years ended December 31, 2000 and 2001 and the six months ended June 30, 2002, we used cash of $60.7 million, $33.9 million and $18.7 million, respectively, in operating activities and $23.8 million, $21.0 million and $26.2 million, respectively, to fund expenditures for direct contract costs and acquire property, plant and equipment as well as certain intangible assets. Ongoing development and expansion of our infrastructure and service capacity, acquiring new client contracts and transitioning their services requires significant capital investment. We anticipate rapid growth and until our operating income covers our cash needs we may need to raise additional funds through public or private debt or equity financings in order to maintain adequate cash balances to satisfy the expectations of prospective clients; finance acquisitions, new client contracts with capital investment requirements, and other strategic opportunities; and address operating issues. If we are required to raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Further, such equity securities may be sold at prices below those paid by existing stockholders, and have rights, preferences or privileges senior to those of our common stock. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all, and if we need additional funds but cannot obtain them, our ability to fund our operations or strategic initiatives may be impaired.

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

Our quarterly financial results have varied in the past and are likely to vary significantly in the future. It is possible that in some future quarter or quarters our financial results will be below the revenue or profit expectations of public market analysts or investors. If so, the market price of our common stock may decline significantly. Factors that may cause our results to fluctuate include:

•	the growth of the market for our HR services and our ability to obtain new client contracts;

•	our ability to continue to execute successfully on client contracts;

•	the length of the sales and integration cycle for our new clients;

•	cancellations or reductions in the scope of our contracts;

•	delays in transitioning various client processes to our infrastructure;

•	our ability to develop and implement additional service offerings and technologies;

•	our ability to successfully market and sell to our clients complementary third-party products and offerings that we have purchased in advance of client orders;

•	the introduction of comprehensive HR services by new and emerging competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to manage costs, including personnel costs, support services costs and third-party vendor costs;

•	the timing and cost of anticipated openings or expansions of client service centers; and

•	the timing and extent of achieving overall profitability.

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

The outcome of our consideration of percentage-of-completion accounting is not certain.

We have concluded, subject to review by the Securities and Exchange Commission Staff, that our business and contract estimation capabilities have evolved to the point that POC is the preferable method of accounting for our long-term outsourcing contracts. Given the current sensitivity surrounding accounting matters in the current business environment, we have also concluded that it would be appropriate voluntarily to seek guidance from the Securities and Exchange Commission Staff regarding the application of POC accounting to our business. We will finalize our decision as to the adoption of POC accounting following completion of the reveiw process, and if we proceed, we will adopt the change as soon as practicable thereafter. Upon implementation of percentage-of-completion accounting, we would record a one-time cumulative effect adjustment to our consolidated statement of operations, as required under applicable accounting standards, to reflect the application of the new accounting method as if it had been in effect for all periods prior to January 1, 2002, during which POC accounting would have been applied based upon our assumptions and policies. This one-time adjustment would include some revenue that may have been recognized in future periods under our current method of accounting. The SEC might also require that the cumulative effect adjustment be reflected retroactively by restating prior period results as if POC accounting had been in effect in those periods. The magnitude of the cumulative effect adjustment depends upon assumptions, estimates and policies, which must be made and developed in applying POC accounting. Assumptions affect various matters, including when reasonably dependable estimates of revenue and cost under any particular contract can be made. Estimates of life-of-contract revenue and cost form the basis of reported operating results. Policies dictate crucial matters such as how and when estimates are made and revised and how costs are allocated. These assumptions, estimates and policies involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles, and other factors. Further, our analysis of percentage-of-completion accounting is not yet complete and may be affected by the SEC review process. Accordingly, we do not yet know the magnitude of the cumulative effect adjustment or what the specific initial or ongoing effects of the application of POC accounting to our business would be. Further, initially foreseen effects could change over time as a result of changes in assumptions, estimates and policies.

Use of percentage-of-completion accounting could result in adverse changes in periodic financial results. Our multi-year outsourcing contracts could generally be expected to contribute to unbilled receivables because early implementation costs will generally result in recognition of revenue in excess of contract billings early in the contract term. This unbilled receivable is then expected to diminish gradually over the remainder of the contract term as billings exceed revenue recognized. However, if a contract were to terminate early, any remaining unbilled receivable associated with that contract would be recognized as a cost in the period in which termination occurs, to the extent that it exceeds recoverable amounts related to termination payments we are entitled to recover. Termination payments may not be sufficient to defray the entire unbilled receivable, and the net write-off may be significant and could have a material adverse effect on our results of operations.

Percentage-of-completion accounting would require us to maintain estimates of life-of-contract revenue and cost for each of our multi-year outsourcing contracts. All estimates are inherently uncertain and subject to change to correct inaccurate assumptions and changes in circumstances. If we determined in light of experience that our previous cost estimates for a contract were too low, or our previous revenue estimates were too high, we would change our estimates appropriately in the period in which the determination is made, including the recognition of the cumulative portion of the revision which applies to prior periods. The amount by which prior period revenue and gross profit was higher than it would have been if the updated estimates had been applied to prior periods would be a reduction of revenue and gross profit in the period that the estimates are changed, and the lower estimated margin would reduce our future gross profit outlook. The magnitude of these effects would increase proportionately with the size of the contract, the extent of the change in estimates, and the duration of the prior period to which the updated estimates must be applied. Some of these effects could be significant. Further, because we have a relatively small number of BPO contracts and high client concentration, changes in estimates for a single client contract could have a material adverse effect on our results of operations.

We could experience damages, service interruptions or failures at our client service centers or in our computer and telecommunications systems.

Our business could be interrupted by damage to or disruption of our client service centers, computer and telecommunications equipment and software systems from fire, power loss, hardware or software malfunctions, penetration by computer hackers, computer viruses, natural disasters, vendor performance failures or insolvency, and other causes. Our clients’ businesses may be harmed by any system or equipment failure we experience. As a result of any of the foregoing, our relationship with our clients may be adversely affected, we may lose clients, our ability to attract new clients may be adversely affected and we could be exposed to contract liability. We cannot be certain that we will be able to route calls and other operations from an affected center to another in the event service is disrupted. In addition, in the event of widespread damage or failures at our facilities, we cannot guarantee that the disaster recovery plans we have in place will protect our business.

We are subject to risks associated with our international operations.

We believe multinational capabilities will be important as the competitive market for outsourcing evolves. Our business strategy includes international expansion as we broaden the geographic scope of services we deliver to our clients from United States and United Kingdom operations to foreign operations and as we take on additional large, multinational clients. Overseas expansion requires capital investment and presents significant risks and operational challenges. Foreign legal and regulatory requirements, affecting business operations in general as well as human resources processes in particular, may be complex and require significant investment in compliance capabilities. We do not yet have the expertise required to deal effectively with different countries’ workplace practices, and developing this expertise could be expensive and time consuming. Tariffs and other trade barriers, political instability, and international currency exchange rates and related issues may increase the cost and risks associated with overseas operations. We must design and operate web sites and other service delivery components that are accessible by employees of overseas clients, and differing technology standards and Internet regulations may affect access to and operation of our web sites and our clients’ web sites. If we address our need to develop overseas service delivery capabilities by entering into strategic relationships with local overseas providers, our client service in those areas will depend upon third parties and our ability to address potentially complex systems integration, service delivery, and relationship issues. Because of these and other factors, overseas operations will require significant financial and management resources and may be more prone to service delivery errors and delays, which could damage our reputation and jeopardize existing contracts.

We use overseas vendors to assist in our business, including to provide services to our clients overseas and to take advantage of lower overseas labor costs for some support functions. We expect to increase this practice. Some clients and potential clients may resist our use of overseas vendors because of concerns about service quality, data security, legal and cultural issues, and other reasons. Overseas vendors may be difficult to manage and require significant investments in monitoring and systems integration. If we have disputes with overseas vendors it may be difficult for us to enforce our rights, and replacing overseas vendors may involve delay and expense. Some of our vendors are in India, and other future vendors may be in other areas of political instability. Acts of war, terrorism or political unrest could disrupt our vendors and impair our service delivery capabilities.

We depend on our senior executives, including a number who have recently joined us, and if they are unable or unwilling to continue in their present positions, these executives would be difficult to replace and our business could be harmed.

We believe that our success is dependent upon our senior management team and our senior executives’ leadership and operational skills. The loss of any of these individuals or an inability to attract, retain and maintain qualified personnel could adversely effect us. A number of our senior management, including our Chief Financial Officer and Chief Operating Officer, joined us in 2000 or 2001. Due to the competitive nature of our industry, we may not be able to retain all of our senior managers. If one or more members of our senior management team were unable or unwilling to continue in their present positions, these executives would be difficult to replace and our business could be harmed.

Each of our senior executive’s employment is “at will,” which means that the executive’s employment with us may be terminated by either us or the executive at any time, for any reason without cause or advance notice subject to severance benefit obligations under some circumstances.

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

•
Our target clients may not be receptive to human resources services delivered over the Internet because of concerns over transaction security, user privacy, the reliability and quality of Internet service and other reasons. In addition, growth in Internet traffic may cause performance and reliability to decline. Interruptions in Internet service and infrastructure delays could interfere with our ability to use the Internet to support our Exult eHR service, which could disrupt our service delivery and expose us to contractual service credit penalties or damages for breach. Further, repeated Internet service failures could impair our revenue growth and results of operations.

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

Our current and potential competitors include in-house HR departments of large multinational corporations, as well as other third parties that provide discrete or combined HR and information technology functions, including certain information technology outsourcers and broad-based outsourcing and consultancy firms that are adding business process outsourcing services including HR offerings; companies that provide a discrete group of transactional services, such as payroll or benefits administration, and aspire to provide additional services; and other consulting companies that perform individual projects, such as development of HR strategy and HR information systems. We expect that the predicted growth of the HR outsourcing market will attract and motivate competitors to assume responsibility for broad integration of HR processes.

Several of our existing or potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their customers and key product and service suppliers than we do. Our competitors may be able to:

•	develop and expand their delivery infrastructure and service offerings more quickly;

•	adapt better to new or emerging technologies and changing client needs;

•	take advantage of acquisitions and other opportunities more readily;

•	establish operations in overseas markets;

•	devote greater resources to the marketing and sale of their services; and

•	adopt more aggressive pricing policies.

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

The price at which our common stock trades has fluctuated significantly and is likely to continue to be highly volatile. From our IPO in June 2000 through July 31, 2002, the sales price of our stock, as reported on the Nasdaq National Market, has ranged from a low of $2.45 to a high of $19.85. We are a relatively new company without a history of profits, and we utilize the Internet and a technology infrastructure to deliver our services. The share prices for other companies with similar characteristics have at times increased to levels that bore no relationship to their operating performance, and at other times have declined dramatically, even without apparent changes in their business.

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

RESULTS OF OPERATIONS

Because of the rapidly evolving nature of our business and our limited operating history, we believe that period to period comparisons of our operating results, including our revenue, expenses, gross profit (loss) and expenses as a percentage of revenue, should not be relied upon as an indication of our future performance. The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	113.1	94.7	118.4	95.4

Gross profit (loss)	(13.1)	5.3	(18.4)	4.6

Expenses:
Selling, general and administrative	22.5	6.0	21.2	6.7
Depreciation and amortization	4.0	4.4	5.7	4.2

Total expenses	26.5	10.4	26.9	10.9

Loss from operations	(39.6)	(5.1)	(45.3)	(6.3)
Investment and interest income, net	1.0	0.6	1.6	0.6

Net loss	(38.6)%	(4.5)%	(43.7)%	(5.7)%

Three Months Ended June 30, 2002 and 2001

Revenue.    Revenue for the three months ended June 30, 2002 and 2001, was $100.9 million and $64.3 million, respectively. The 2002 amount included $96.7 million, or 96%, of revenue derived from seven business process management clients, and the 2001 amount included $59.4 million, or 92%, of revenue derived from five business process management clients. The balance of our 2002 and 2001 revenue primarily consisted of consulting revenue generated from various clients. As our process management business expands, we expect the relative contribution of revenue derived from consulting clients to continue to decrease.

The revenue increase for the 2002 period as compared to the 2001 period principally resulted from the progressive transition of service responsibility to Exult under five process management contracts which were executed at various dates from December 1999 through November 2000 together with two scope expansion amendments for an existing client during the course of 2001 plus the addition of two new process management clients in October 2001 and January 2002. For the three months ended June 30, 2002, three process management clients accounted for 45%, 24% and 18%, respectively, of revenue as compared to two process management clients accounting for 45% and 43%, respectively, of revenue for the three months ended June 30, 2001. No other client accounted for more than 10% of revenue in the 2002 and 2001 periods. In addition, for the three months ended June 30, 2002 and 2001, 59% and 43%, respectively, of our revenue related to services that we are contractually obligated to provide to our clients that we have provided through the use of third-party vendors.

An important part of our revenue growth to date has resulted from sales of additional services to existing clients. The potential for further revenue growth within our existing client base is finite, and we must continue to attract new clients to sustain growth.

        Cost of Revenue.    Our cost of revenue for the three months ended June 30, 2002 and 2001, was $95.5 million and $72.8 million, respectively, and our gross margin for the same periods was 5.3% and (13.1)%, respectively, as a percentage of revenue. Cost of revenue consists primarily of expenses associated with third-party vendors who provide services on our behalf for our clients within the scope of our process management contracts, compensation and benefits paid to our employees who are directly involved in providing our services, computer and communications equipment and services costs, and facilities costs. The increase in the cost of revenue for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 principally resulted from the progressive transition of service responsibility to Exult under our various process management contracts and the continuing expansion of our infrastructure and service capacity. By the end of calendar 2000, we were operating two primary client service centers and in late January 2001 we began operating our third primary center. We expanded the services provided by this third center throughout the first half of 2001 and in January 2002 we began operating our fourth primary center. The improvement in our gross margin in the 2002 period as compared to the 2001 period reflects the increased leverage achieved through higher utilization of our client service centers and other service delivery systems combined with the impact of continuing cost controls and efficiency programs instituted in connection with our Exult Service Delivery Model. Operating expense will tend to increase to support any growth we may achieve, and our profitability depends upon our ability to leverage existing resources across a broader revenue base and limit increases in operating expense associated with new business to levels significantly below our clients’ historical costs of operating the processes we assume. We have incurred, and may incur in the future, negative gross margins as we continue to transition and transform our clients’ HR processes.

Selling, General and Administrative Expense.  Selling, general and administrative expense for the three months ended June 30, 2002 and 2001, was $6.0 million, or 6.0% as a percentage of revenue, and $14.5 million, or 22.5% as a percentage of revenue, respectively. Selling, general and administrative expense generally consists of compensation for employees engaged in developing product features and Internet capabilities; marketing, promoting and selling our services; and management and administrative activities. Selling, general and administrative expense also includes third-party consulting and marketing expenditures, as well as facilities and office costs, and legal, accounting and recruiting fees and expenses. In addition, selling, general and administrative expense may include “business optimization costs” that are incurred during the period. We call these charges business optimization costs because they reflect our pursuit of strategies intended to enhance our efficiency and profitability as our operating scale increases and our business progresses toward operational maturity. We may incur business optimization costs from time to time as we implement new organization structures, technologies, processes and other changes in our business. For the three months ended June 30, 2002, there were no business optimization costs incurred. However, for the three months ended June 30, 2001, selling, general and administrative expense included business optimization costs totaling $7.3 million, consisting of severance charges of $3.4 million; certain wind-up costs resulting in a $1.7 million charge associated with the elimination of a secondary, non-strategic processing center; and a $2.2 million non-cash charge arising from the write-off of a research database that we have determined is no longer a strategic component of our business. In addition, during the three months ended December 31, 2001, the Company incurred additional business optimization costs totaling $11.2 million, consisting of severance charges of $6.3 million and certain wind-up costs totaling $4.9 million associated with the elimination of two secondary, non-strategic processing centers. The cash portion of these 2001 charges totaled $13.3 million. As of June 30, 2002, the Company has made cash payments totaling $6.9 million and reduced the initial accrual by $1.4 million, $1.1 million of which was reduced during the three months ended June 30, 2002, as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in estimates with regard to the remaining arrangements. Exclusive of business optimization costs, selling, general and administrative expense for the three months ended June 30, 2001 was $7.1 million, or 11.1% as a percentage of revenue.

Exclusive of business optimization costs, the decrease in selling, general and administrative expense in both amount and as a percentage of revenue for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, primarily resulted from redeployment of a portion of resources to implementation and transformation activities relating to the progressive transition of service responsibility to Exult for our process management contracts and the decrease in the expense as a percentage of revenue was further impacted by the revenue growth experienced in the 2002 period as compared to the 2001 period.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended June 30, 2002 and 2001, was $4.5 million, or 4.4% as a percentage of revenue, and $2.6 million, or 4.0% as a percentage of revenue, respectively. Included in the 2002 and 2001 periods was $4.3 million and $1.5 million, respectively, of depreciation and amortization expense principally from fixed assets. Also included in the 2002 and 2001 periods was intangible asset amortization of $0.0 million and $0.8 million, respectively, and $0.2 million and $0.3 million, respectively, of deferred compensation amortization. The increase in depreciation and amortization from fixed assets and direct contract costs reflects the continuing build out of our infrastructure and service delivery capabilities. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, the Company ceased amortization of goodwill. If SFAS No. 142 had been adopted as of January 1, 2001, then intangible asset amortization expense for the three-month period ended June 30, 2001, would have been $0.5 million.

Investment and Interest Income, net.  Investment and interest income, net for the three months ended June 30, 2002 and 2001 consisted of investment and interest income of $0.8 million and $0.9 million, respectively, partially offset by interest expense of $0.3 million and $0.2 million, respectively. Investment and interest income is generated primarily from short-term investing of cash in excess of current requirements. While the Company generally had greater available cash balances during the 2002 period as compared to the 2001 period, investment and interest income, net in the 2002 period decreased as compared to the 2001 period principally as a result of lower interest rates in the 2002 period.

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

Net Loss.  The foregoing resulted in a net loss for the three-month periods ended June 30, 2002 and 2001, of $4.5 million, or $0.04 per basic and diluted share, and $24.8 million, or $0.27 per basic and diluted share, respectively. For the three months ended June 30, 2001, the net loss, exclusive of the $7.3 million of severance, wind-up and intangible asset write-off charges discussed in the selling, general and administrative expense section above, was $17.5 million, or $0.19 per basic and diluted share. We may incur net losses in subsequent periods.

Six Months Ended June 30, 2002 and 2001

Revenue.  Revenue for the six months ended June 30, 2002 and 2001, was $195.9 million and $107.8 million, respectively. The 2002 amount included $187.8 million, or 96%, of revenue derived from seven business process management clients, and the 2001 amount included $99.6 million, or 92%, of revenue derived from five business process management clients. The balance of our 2002 and 2001 revenue primarily consisted of consulting revenue generated from various clients. As our process management business expands, we expect the relative contribution of revenue derived from consulting clients to continue to decrease.

The revenue increase for the 2002 period as compared to the 2001 period principally resulted from the progressive transition of service responsibility to Exult under five process management contracts which were executed at various dates from December 1999 through November 2000 together with two scope expansion amendments for an existing client during the course of 2001 plus the addition of two new process management clients in October 2001 and January 2002. For the six months ended June 30, 2002, three process management clients accounted for 46%, 27% and 16%, respectively, of revenue as compared to two process management clients accounting for 51% and 36%, respectively, of revenue for the six months ended June 30, 2001. No other client accounted for more than 10% of revenue in the 2002 and 2001 periods. In addition, for the six months ended June 30, 2002 and 2001, 57% and 38%, respectively, of our revenue related to services that we are contractually obligated to provide to our clients that we have provided through the use of third-party vendors.

An important part of our revenue growth to date has resulted from sales of additional services to existing clients. The potential for further revenue growth within our existing client base is finite, and we must continue to attract new clients to sustain growth.

Cost of Revenue.  Our cost of revenue for the six months ended June 30, 2002 and 2001, was $186.9 million and $127.6 million, respectively, and our gross margin (loss) for the same periods was 4.6% and (18.4)%, respectively, as a percentage of revenue. The increase in the cost of revenue for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 principally resulted from the progressive transition of service responsibility to Exult under our various process management contracts and the continuing expansion of our infrastructure and service capacity. The improvement in our gross margin in the 2002 period as compared to the 2001 period reflects the increased leverage achieved through higher utilization of our client service centers and other service delivery systems combined with the impact of continuing cost controls and efficiency programs instituted in connection with our Exult Service Delivery Model. Operating expense will tend to increase to support any growth we may achieve, and our profitability depends upon our ability to leverage existing resources across a broader revenue base and limit increases in operating expense associated with new business to levels significantly below our clients’ historical costs of operating the processes we assume. We have incurred, and may incur in the future, negative gross margins as we continue to transition and transform our clients’ HR processes.

Selling, General and Administrative Expense.  Selling, general and administrative expense for the six months ended June 30, 2002 and 2001, was $13.1 million, or 6.7% as a percentage of revenue, and $22.9 million, or 21.2% as a percentage of revenue, respectively. As previously discussed, we may incur business optimization costs from time to time as we implement new organization structures, technologies, processes and other changes in our business. For the six months ended June 30, 2002, there were no business optimization costs incurred. However, for the six months ended June 30, 2001, selling, general and administrative expense included business optimization costs totaling $7.3 million, consisting of severance charges of $3.4 million; certain wind-up costs resulting in a $1.7 million charge associated with the elimination of a secondary, non-strategic processing center; and a $2.2 million non-cash charge arising from the write-off of a research database that we have determined is no longer a strategic component of our business. As discussed above, during the three months ended December 31, 2001, the Company incurred additional business optimization costs totaling $11.2 million. The cash portion of these 2001 charges totaled $13.3 million. As of June 30, 2002, the Company has made cash payments totaling $6.9 million and reduced the initial accrual by $1.4 million during the six months ended June 30, 2002, as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in estimates with regard to the remaining arrangements. Exclusive of business optimization costs, selling, general and administrative expense for the six months ended June 30, 2001 was $15.6 million, or 14.4% as a percentage of revenue.

Exclusive of business optimization costs, the decrease in selling, general and administrative expense in both amount and as a percentage of revenue for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, primarily resulted from redeployment of a portion of resources to implementation and transformation activities relating to the progressive transition of service responsibility to Exult for our process management contracts and the decrease in the expense as a percentage of revenue was further impacted by the revenue growth experienced in the 2002 period as compared to the 2001 period.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the six months ended June 30, 2002 and 2001, was $8.3 million, or 4.2% as a percentage of revenue, and $6.1 million, or 5.7% as a percentage of revenue, respectively. Included in the 2002 and 2001 periods was $7.4 million and $3.7 million, respectively, of depreciation and amortization expense principally from fixed assets. Also included in the 2002 and 2001 periods was intangible asset amortization of $0.5 million and $1.8 million, respectively, and $0.4 million and $0.6 million, respectively, of deferred compensation amortization. The increase in depreciation and amortization from fixed assets and direct contract costs reflects the continuing build out of our infrastructure and service delivery capabilities. With the adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortization of goodwill. If SFAS No. 142 had been adopted as of January 1, 2001, then intangible asset amortization expense for the six-month period ended June 30, 2001, would have been $1.2 million.

Investment and Interest Income, net.  Investment and interest income, net for the six months ended June 30, 2002 and 2001 consisted of investment and interest income of $1.5 million and $2.1 million, respectively, partially offset by interest expense of $0.3 million and $0.4 million, respectively. Investment and interest income is generated primarily from short-term investing of cash in excess of current requirements. While the Company generally had greater available cash balances during the 2002 period as compared to the 2001 period, investment and interest income, net in the 2002 period decreased as compared to the 2001 period principally as a result of lower interest rates in the 2002 period.

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

Net Loss.  The foregoing resulted in a net loss for the six-month periods ended June 30, 2002 and 2001, of $11.2 million, or $0.11 per basic and diluted share, and $47.1 million, or $0.51 per basic and diluted share, respectively. For the six months ended June 30, 2001, the net loss, exclusive of the $7.3 million of severance, wind-up and intangible asset write-off charges discussed in the selling, general and administrative expense section above, was $39.8 million, or $0.43 per basic and diluted share. We may incur net losses in subsequent periods.

Liquidity and Capital Resources

Since our inception in October 1998 through June 30, 2002, we have financed our operations primarily with equity contributions including net cash received from private placement sales of our capital stock totaling $169.5 million from inception, the net proceeds from our June 2000 initial public offering and the August 2001 follow-on public offering totaling $157.0 million, and, to a lesser extent, by cash generated from our business and the exercise of stock options and warrants.

Net cash used in operating activities was $18.7 million and $28.5 million for the six months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2001, we generated revenue from five process management clients with the commencement of service delivery for Bank of America in late January 2001. We also opened our third primary client service center during the 2001 first quarter. By June 30, 2002, we had begun generating revenue from our sixth and seventh process management clients, International Paper and Prudential Financial, respectively. In addition, we began operation of our fourth primary client service center during the 2002 first quarter. During the six-month periods ended June 30, 2002 and 2001, we expended operating cash in support of revenue generated by our process management contracts and to fund the transition and transformation costs associated with these process management contracts. We also continued using operating cash to pursue additional business opportunities and the development of our corporate infrastructure. Cash used in investing activities was $86.4 million in the 2002 period and $8.3 million in the 2001 period. The increase in cash used in investing activities in the 2002 period as compared to the 2001 period arises primarily from investments of the Company’s available cash. During the 2001 period, the Company maintained substantially all of its available cash in money market accounts and certificates of deposit with maturities of 90 days or less. These investments are included in cash and cash equivalents in accordance with the Company’s policies. In late 2001 and continuing into 2002, in order to enhance its investment yield, the Company began to invest a portion of its available cash in financial instruments with maturity dates in excess of 90 days. These financial instruments consist primarily of U.S. government debt securities and high grade investment quality debt securities with maturities of less than three years. Accordingly, the transactions in such securities are included in investing activities in the 2002 period and represent net cash used in investing activities of $60.2 million in the 2002 period and net cash provided from investing activities of $2.3 million in the 2001 period. The balance of cash used in investing activities for the 2002 and 2001 periods of $26.2 million and $10.6 million, respectively, was used to construct and expand our client service centers and our internal systems during both periods and, in addition during the 2002 period, to make certain payments with respect to new client contracts. We generated $2.6 million and $22.1 million in cash, net from financing activities during the six months ended June 30, 2002 and 2001, respectively, primarily from the exercise of stock options and purchases of Common Stock under our employee stock purchase plan for the 2002 period and primarily from the private placement of our common stock in the 2001 period.

We may generate negative operating cash flow during the remainder of 2002. We also expect to continue our investments in fixed assets and direct contract costs to support the expansion and renovation of our facilities, including our existing client service centers, to make certain payments with regard to new client acquisitions, and to purchase related computer and other equipment necessary to support our client contracts and growth. In addition, from time to time in the ordinary course of business, we evaluate potential acquisitions of related businesses, assets, services and technologies. Such acquisitions, if completed, may require significant cash expenditures.

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

Contractual Obligations and Commercial Commitments

The Company has the following contractual obligations and commercial commitments for the periods indicated (in thousands):

	July 1, 2002 through December 31, 2002	January 1, 2003 through December 31, 2005	January 1, 2006 through December 31, 2007	Thereafter	Total

Long-Term Obligations	$970	$13,456	$38	$—	$14,464
Operating Leases	1,583	8,738	4,107	3,561	17,989
Unconditional Purchase Obligations	3,443	10,557	11,000	—	25,000

	$5,996	$32,751	$15,145	$3,561	$57,453

Certain of the agreements provide the Company with the ability to cancel the respective agreement for convenience upon the payment of a fee.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of assets that result from the acquisition, construction, development and/or the normal operation of an asset, except for certain obligations of lessees. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial condition and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 144 amends existing guidance on asset impairment and provides a single accounting model with respect to the disposal of long-lived assets. SFAS No. 144 also changes the criteria for classifying an asset as held-for-sale; and broadens the scope of businesses that are being disposed which qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for such costs only when the liability is incurred. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it commits to an exit plan. The FASB concluded in SFAS No. 146 that an entity’s commitment to an exit plan, by itself, does not create an obligation that meets the definition of a liability. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exist or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity

At June 30, 2002, our investment portfolio consisted primarily of fixed income securities totaling $86.0 million. The carrying amount of these securities approximates fair market value. These securities are subject to interest rate risk and will decline in value if market rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of June 30, 2002, the decline in the fair value of the portfolio would not be material to our financial position.

PART II.    OTHER INFORMATION.

ITEM 1.    LEGAL PROCEEDINGS.

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters include, among other things, assertions of contract breach and claims by persons whose employment with the Company has been terminated in connection with facilities consolidations, headcount rationalizations, outsourcing of certain operational functions, including in some cases to offshore vendors, and other measures that the Company has undertaken and expects to continue to undertake in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of June 30, 2002. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Annual Meeting of Stockholders was held on May 7, 2002.

(b)
Three Class 2 directors were elected to serve for a term of three years ending at the 2005 annual meeting of stockholders. The three Class 2 directors are John R. Oltman, A. Michael Spence and Josh S. Weston. Continuing directors include three Class 1 directors, Mark F. Dzialga, Michael A. Miles and Thomas J. Neff, and three Class 3 directors, J. Michael Cline, Steven A. Denning and James C. Madden, V.

(c)	The election of three Class 2 directors:

	For	Against/Broker Non-Votes/Withheld
John R. Oltman	88,945,296	73,423
A. Michael Spence	87,053,471	1,965,248
Josh S. Weston	88,935,498	83,221

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

The following Exhibits are incorporated herein by reference.

Exhibit Number	Description
3.1*	Fourth Amended and Restated Certificate of Incorporation of Exult, Inc.
3.2*	Amended and Restated Bylaws of Exult, Inc.

*	Previously filed with the Company’s Registration Statement on Form S-1 Registration No. 333-31754, and incorporated herein by reference.

(b)	Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated May 24, 2002 to report a change in the Company’s certifying accountant from Arthur Andersen LLP to KPMG LLP.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the undersigned has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 2002.

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