Form 10-Q
period 2002-09-30
EXULT INC
filed 2002-11-05
CIK 1108341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding and each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2002
Common Stock	105,516,310

PART I.    FINANCIAL INFORMATION.

ITEM 1.    FINANCIAL STATEMENTS.

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share amounts)

	December 31, 2001	September 30, 2002
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$144,357	$47,326
Investments	25,212	78,305
Accounts receivable, net	19,574	32,023
Prepaid expenses and other current assets	16,480	28,150

Total Current Assets	205,623	185,804
Fixed Assets and Direct Contract Costs, net	39,600	54,875
Intangible Assets, net	28,683	38,760
Other Assets, net	17,687	19,132

Total Assets	$291,593	$298,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,907	$22,966
Accrued liabilities and other	44,582	34,359
Current portion of long-term obligations	1,589	2,264

Total Current Liabilities	56,078	59,589

Long-Term Obligations	1,881	12,465

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; Authorized — 15,000 shares; Issued and outstanding — none at December 31, 2001 and September 30, 2002	—	—
Common stock, $0.0001 par value; Authorized — 500,000 shares; Issued and outstanding — 104,195 at December 31, 2001 and 105,516 at September 30, 2002	10	11
Additional paid-in capital	419,814	422,584
Deferred compensation	(1,198)	(476)
Cumulative translation adjustments	(125)	882
Unrealized gain on investments	—	793
Accumulated deficit	(184,867)	(197,277)

Total Stockholders’ Equity	233,634	226,517

Total Liabilities and Stockholders’ Equity	$291,593	$298,571

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenue	$75,332	$102,865	$183,114	$298,746
Cost of revenue(1)	77,684	91,975	205,300	278,831

Gross profit (loss)	(2,352)	10,890	(22,186)	19,915

Expenses:
Selling, general and administrative(1) (Note 5)	7,683	7,919	30,573	20,980
Depreciation and amortization	2,891	4,793	9,019	13,115

Total expenses	10,574	12,712	39,592	34,095

Loss from operations	(12,926)	(1,822)	(61,778)	(14,180)
Investment and interest income, net	1,055	564	2,799	1,770

Net loss	$(11,871)	$(1,258)	$(58,979)	$(12,410)

Net loss per common share:
Basic and diluted	$(0.12)	$(0.01)	$(0.63)	$(0.12)

Weighted average number of common shares outstanding:
Basic and diluted	99,497	105,406	94,323	105,028

(1)	Exclusive of depreciation and amortization.

EXULT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net loss	$(11,871)	$(1,258)	$(58,979)	$(12,410)

Other comprehensive income:
Foreign currency translation adjustment	688	358	103	1,007
Unrealized gain on investments	—	374	—	793

Total other comprehensive income	688	732	103	1,800

Net comprehensive loss	$(11,183)	$(526)	$(58,876)	$(10,610)

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Nine Months Ended September 30,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,979)	$(12,410)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	10,849	15,875
Stock option charges	2,192	—
Write-off of intangible assets	2,165	—
Changes in operating assets and liabilities —
Accounts receivable	(3,657)	(12,449)
Prepaid expenses and other current assets	(7,552)	(5,352)
Accounts payable	5,350	13,059
Accrued liabilities and other	14,050	(11,319)

Net cash used in operating activities	(35,582)	(12,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for fixed asset purchases and direct contract costs	(14,367)	(19,124)
Expenditures for client contract related intangible assets	—	(13,600)
Change in other assets	1,506	(1,618)
Purchases of investments	(2,710)	(206,821)
Proceeds from investments	5,000	154,521

Net cash used in investing activities	(10,571)	(86,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	130,102	2,831
Payments on long-term obligations	(246)	(485)

Net cash provided by financing activities	129,856	2,346

EFFECT OF EXCHANGE RATE CHANGES ON CASH	170	(139)

Net increase (decrease) in cash and cash equivalents	83,873	(97,031)
Cash and cash equivalents, beginning of period	94,890	144,357

Cash and cash equivalents, end of period	$178,763	$47,326

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$60	$119

Income taxes	$168	$293

SUMMARY OF NON-CASH FINANCING ACTIVITIES:
Acquisition of certain prepaid assets through long-term obligations	$—	$9,012

Acquisition of fixed assets through long-term obligations	$—	$2,071

Acquisition of equipment through capital lease	$1,621	$1,096

Common stock warrants and options issued for services	$4	$—

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Exult, Inc. and subsidiaries (“Exult” or the “Company”) have been prepared by Exult’s management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Sates of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimated amounts.

Segment Information and Concentration of Revenue/Credit Risk

Management has determined that the Company operates within a single operating segment. For the three months ended September 30, 2001 and 2002, 82% and 91%, respectively, of the Company’s revenue has been derived from within the United States with the balance being derived primarily from within the United Kingdom. For the nine months ended September 30, 2001 and 2002, 78% and 89%, respectively, of the Company’s revenue has been derived from within the United States with the balance being derived primarily from within the United Kingdom.

Two of the Company’s process management clients accounted for 43% and 40%, respectively, of revenue during the three months ended September 30, 2001, and 48% and 38%, respectively, of revenue during the nine months ended September 30, 2001. Three of the Company’s process management clients accounted for 43%, 25% and 16%, respectively, of revenue during the three months ended September 30, 2002, and 45%, 26% and 16%, respectively, of revenue during the nine months ended September 30, 2002. No other client accounted for more than 10% of revenue in the foregoing 2001 and 2002 periods. The Company believes that the resulting concentration of credit risk in its receivables, with respect to its limited client base, is substantially mitigated by the credit evaluation process. To date, bad debt write-offs have not been significant.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents. The Company has evaluated its investment policies consistent with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and determined that substantially all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment and interest income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment and interest income, net.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Revenue Recognition

The Company’s primary source of revenue is fees earned for providing HR business process management services under long-term contracts. The Company also receives revenue from client projects and consulting services. The Company bills its clients on a fee-for-service basis for process management clients and on a per diem basis for consulting clients and some projects. Fee-for-service process management contracts are generally structured so that the Company receives a fee that is no greater than the client’s historical cost of operating the functions assumed by the Company. After the Company has achieved a negotiated minimum cost reduction, in certain instances the Company may be required to share further savings with its clients in a negotiated gain sharing arrangement. The amount of savings to be shared with clients is determined on a periodic basis in accordance with the terms of the applicable contracts.

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

The Company’s process management service contracts generally have terms of 7 to 10 years, encompass multiple HR administrative processes, and require the Company to provide high levels of service at reduced costs to the client. These contracts contain multiple responsibilities for the Company, including both the Company’s assumption of responsibility for transaction processing and administration, and transformation of the way HR work is performed over time by the client. The transformation work done by the Company is largely in addition to the work required to initiate and sustain service under the contract, and is ongoing for the life of the contract. Transformation activities include implementation and integration of new systems and tools, process change and standardization, consolidation of related activities, globalization of solutions across the client’s business and geographic reach, rationalization of third-party vendors to produce lower costs and better service and service metrics, establishment of an overall integrated service delivery model and the design and implementation of performance measurements, metrics and reports that support the goal of continuous improvement. The process management service contracts also identify specific deliverables associated with the multiple elements described above, in addition to numerous deliverables that are produced for the benefit of the client in the ordinary course under the contract that are not specifically identified in the contract. While these deliverables generally can be completed by third parties, clients choose to obligate the Company to perform this work to obtain the benefit of the Company’s expertise, detailed knowledge and successful track record in implementing change in complex environments.

Revenue on the Company’s long-term process management contracts that have reached operational stability is recognized for each reporting period based on the proportion of contract costs incurred to date to then-current estimates of total contract costs. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. If the Company miscalculates the resources or time needed to perform under these contracts or is not able to perform more cost effectively than its clients, the costs of providing services could exceed the Company’s fees and a provision for the loss is recorded at the time the determination is made.

It has been the Company’s practice to limit the amount of revenue recognized as described above to the amounts that have been or can be billed as of the end of the reporting period under the terms of the contracts. This limitation was implemented earlier in the Company’s history to minimize the potential impact of changes in estimates, which were more likely to be significant before the Company had achieved operational maturity in its business and operational stability in its underlying contracts. Now that the Company’s business has matured, the Company’s practice is to apply the revenue limitation on a contract-by-contract basis only until each contract achieves operational stability, and then to adjust the cumulative revenue recognized to date for that contract to fully reflect the then current estimates of profitability for the contract over its term. The Company has established certain quantifiable measures to identify the point at which a contract has achieved operational stability. As of September 30, 2002, the Company removed the revenue limitation from three contracts. Revised estimates of contract margins in conjunction with the discontinuance of the revenue limitation for these three contracts resulted in an adjustment to cumulative revenues for the three contracts of $4.8 million of additional revenue for the three months and nine months ended September 30, 2002.

Some of the Company’s services relate to HR processes, such as staffing and learning, for which client spending is discretionary to a significant degree. These processes are also highly sensitive to changes in client policies and strategies, as well as economic

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

conditions and developments in the client’s business and outlook. Further, the costs of resources can change quickly depending upon changing conditions in geographic or industry markets. Accordingly, the financial results of the Company’s provision of these services are more variable than for other services such as payroll. Because of this variability, the Company does not believe it can make reasonably dependable estimates in these areas. Thus, revenue and expense for these services are recognized as the services are provided and are not included in contract estimates.

Capitalized Costs

In accordance with Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company expenses all costs associated with the development or purchase of internal use software other than those incurred during the application development stage. Costs related to application development are capitalized and included in Fixed Assets and Direct Contract Costs. Such assets are amortized over the estimated useful life of the software.

The Company capitalizes certain set-up and other direct installation costs associated with client contracts to the extent that management determines such costs are recoverable from revenues to be earned under the related contract. Capitalized set-up and other direct installation costs are included in Fixed Assets and Direct Contract Costs and are amortized over the applicable contract term.

The Company capitalizes all incremental direct origination costs and certain non-incremental internal direct origination costs, including direct labor, incurred subsequent to contract acquisition to the extent that management determines that such costs are recoverable. Contract acquisition is generally deemed by the Company’s management to have occurred, and therefore costs are begun to be capitalized, at the time a definitive letter of intent is executed between the Company and the customer if the Company believes the execution of a contract is probable. These costs are included in Other Assets and are amortized over the applicable contract term. In the event a contract is not ultimately executed, or is cancelled, the balance is charged to operations at that time.

Intangible Assets

Intangible assets consist of the portion of the purchase price of assets in excess of the fair value of identifiable net tangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized. Amortization for all other intangible assets is computed using the straight-line method over the estimated useful lives of the assets. Certain of the intangible assets are being amortized as a reduction of revenue over the applicable contract term.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 supersedes EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for such costs only when the liability is incurred. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it commits to an exit plan. The FASB concluded in SFAS No. 146 that an entity’s commitment to an exit plan, by itself, does not create an obligation that meets the definition of a liability. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

2.    Available-for-Sale Securities

Available-for-sale securities at December 31, 2001 and September 30, 2002 consist of the following (in thousands):

	December 31, 2001		September 30, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Amounts Included in Cash and Cash Equivalents:
Institutional money market funds	$131,034	$131,034	$43,863	$43,863
Commercial paper	—	—	2,996	2,996

Sub-total	131,034	131,034	46,859	46,859

Amounts Included in Investments:
Commercial paper and other	2,681	2,681	2,853	2,853
Corporate notes	7,925	7,930	29,194	29,362
Asset-backed securities	5,551	5,554	18,896	18,955
U.S Treasuries and Agencies	9,048	9,047	26,569	27,135

Sub-total	25,205	25,212	77,512	78,305

Total Available-for-Sale Securities	$156,239	$156,246	$124,371	$125,164

The commercial paper in which the Company invests must have a minimum rating of A-1 or P-1, as rated by Standard & Poor’s and Moody’s, respectively. Corporate notes in which the Company invests must have a minimum rating of A-2 or P-2, as rated by Standard & Poor’s and Moody’s, respectively. Asset-backed securities in which the Company invests must have a minimum rating of AAA or Aaa, as rated by Standard & Poor’s and Moody’s, respectively. As of September 30, 2002, there are gross unrealized holding gains of $0.8 million and no gross unrealized holding losses from available-for-sale securities.

Amortized cost and estimated fair market value of debt securities classified as available-for-sale by contractual maturities at December 31, 2001 and September 30, 2002 consist of the following (in thousands):

	December 31, 2001		September 30, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in Less than One Year	$2,453	$2,452	$44,111	$44,231
Due in One to Three Years	20,071	20,079	33,544	34,217

Total Available-for-Sale Securities	$22,524	$22,531	$77,655	$78,448

3.    Unbilled Receivables

        Included in accounts receivable as of September 30, 2002, are $4.8 million of unbilled receivables consisting of revenue in excess of billings on long-term outsourcing contracts. All of the unbilled receivables are expected to be billed during the next twelve months. There were no similar amounts as of December 31, 2001.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

4.    Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will not be amortized but will be tested for impairment at least annually. Upon adoption of SFAS No. 142, the Company transferred an intangible asset (an assembled workforce) of $3.4 million, net of accumulated amortization of $2.4 million, to goodwill in accordance with that statement. The Company completed its transitional and annual impairment tests of its existing goodwill during the three months ended June 30, 2002 and September 30, 2002, respectively. These tests involve the use of estimates related to the fair value of the business to which the goodwill is allocated. There was no impairment loss as a result. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill. If SFAS No. 142 had been adopted as of January 1, 2001, the net loss for the three-month and nine-month periods ended September 30, 2001, would have been $11.6 million, or $0.12 per basic and diluted share, and $58.1 million, or $0.62 per basic and diluted share, respectively.

The following reflects the components of intangible assets as of December 31, 2001 and September 30, 2002 (in thousands):

	December 31, 2001			September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Client contract related	$26,715	$(2,490)	$24,225	$40,315	$(5,250)	$35,065
Other	8,952	(4,494)	4,458	3,170	(2,862)	308

Sub-total	35,667	(6,984)	28,683	43,485	(8,112)	35,373
Intangible assets with indefinite lives:
Goodwill	—	—	—	5,782	(2,395)	3,387

	$35,667	$(6,984)	$28,683	$49,267	$(10,507)	$38,760

During the nine months ended September 30, 2002, the Company expended $13.6 million for the acquisition of intangible assets in connection with certain client contracts. There were no retirements or other adjustments to the gross carrying amount of the Company’s intangible assets during the nine-month period ended September 30, 2002. Aggregate intangible asset amortization expense for the three months and nine months ended September 30, 2002 was $1.2 million and $3.5 million, respectively. As of September 30, 2002, estimated intangible assets amortization expense for each of the five calendar years ending December 31, 2006 is $4.7 million for 2002; $4.2 million for each of 2003 and 2004; and, $4.1 million for each of 2005 and 2006.

5.    Business Optimization Costs

The Company has incurred business optimization costs from time to time as it implements new organization structures, technologies, processes and other changes in its business. For the three months and nine months ended September 30, 2002, there were no business optimization costs incurred. However, for the three months ended June 30, 2001 and for the year ended December 31, 2001, selling, general and administrative expense included business optimization costs totaling $7.3 million and $18.5 million, respectively. The following is a summary of the business optimization costs incurred during 2001, and the ending accrual balance, which is included in accrued liabilities and other, as of December 31, 2001 and September 30, 2002 (in thousands):

	Accruals	Non-Cash Charges	Total
Severance and Related Charges	$6,648	$3,040	$9,688
Processing Centers Closure Costs	6,621	—	6,621
Write-off of Database	—	2,165	2,165

	13,269	$5,205	$18,474

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

2001 Cash Payments	(3,976)

Balance at December 31, 2001	9,293
2002 Year-to-Date Cash Payments	(3,894)
2002 Year-to-Date Accrual Adjustments	(1,926)

Balance at September 30, 2002	$3,473

The accrual adjustments were made as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in certain estimates with regard to the remaining arrangements. The Company expects the remaining balance to be paid out during the next twelve months.

6.    Executive Loans

As of September 30, 2002, the Company had full recourse loans outstanding to one of its executive officers totaling $1,580,000, plus accrued interest that have been previously disclosed. Of this amount, $1,150,000 will be forgiven, provided the executive remains employed by the Company, in three equal annual increments beginning March 31, 2003, which amount is being amortized as additional compensation and included in selling, general and administrative expense. In addition, the Company has recently formed an intention to re-structure the executive’s compensation under a long-term retention arrangement. Pending finalization of the contemplated re-structuring, the Company has fully reserved the balance of the remaining loans totaling $430,000 plus interest during the quarter ended September 30, 2002, resulting in additional compensation to the officer and an expense to the Company in that amount, which also was included in selling, general and administrative expense. As of December 31, 2001 and September 30, 2002, the carrying value of these loans is $1.2 million and $0.8 million, respectively, and is included in other assets.

7.    Income Taxes

The Company did not record a tax provision for the three-month and nine-month periods ended September 30, 2001 and 2002, as it had incurred only net operating losses as of these dates. A full valuation allowance is provided against the tax benefit generated by the net operating losses and any other net deferred tax assets because of the uncertainty of realizing the deferred tax assets associated therewith. As of September 30, 2002, the Company had $68.7 million of deferred tax assets, arising primarily from its net operating losses, for which it has fully reserved through its valuation allowance.

8.    Net Loss Per Share

The net loss per share, basic and diluted, for the three-month and nine-month periods ended September 30, 2001 and 2002, was computed using the weighted average number of shares of Common Stock outstanding during the respective periods. The impact of outstanding warrants and stock options to purchase Common Stock were excluded from the respective computations as their impact is antidilutive. As of September 30, 2001, the Company had a warrant outstanding exercisable for 5.0 million shares of Common Stock with an exercise price of $11.00 per share and options outstanding exercisable for 20.4 million shares of Common Stock with a weighted average exercise price of $7.48 per share. As of September 30, 2002, the Company had a warrant outstanding exercisable for 2.5 million shares of Common Stock with an exercise price of $11.00 per share and options outstanding exercisable for 22.6 million shares of Common Stock with a weighted average exercise price of $7.71 per share.

9.    Commitments and Contingencies

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters include, among other things, assertions of contract breach and claims by persons whose employment with the Company has been terminated in connection with facilities consolidations, headcount rationalizations, outsourcing of certain operational functions, including in some cases to offshore vendors, and other measures that the Company has undertaken and expects to continue to undertake in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of September 30, 2002. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                   OPERATIONS.

This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. When used in this report, the words “may,” “will,” “should,” “predict,” “continue,” “plans,” “expects,” “anticipates,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report concerning, among other things, our goals and strategies, the anticipated scope and result of our business operations, and our ability to:

•	increase revenue, control expenditures, recognize economies of scale and achieve profitability;

•	continue developing our service delivery infrastructure;

•	obtain new comprehensive process management contracts and expand the scope of existing contracts;

•	successfully meet our service commitments to our existing clients and scale our Exult eHRSM service offering across a broad client base;

•	establish new client service centers;

•	expand our sales and marketing capabilities and our technology and general operating infrastructure; and

•	accurately estimate life-of-contract revenue and cost for our process management service contracts.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. We are still developing our business model and must continue to invest substantial resources to build our service capabilities. It is not certain that all elements of our Exult eHR solution will perform as anticipated. The market in which we operate is competitive and other service providers may be more effective at selling or delivering human resources process management services. Our proportionate cost method of accounting can result in adverse effects on our reported results: our estimates of revenues and costs under our outsourcing contracts may change over time, and if our estimates of profit under an outsourcing contract are reduced, we will record a revenue and operating income reduction in the period that the estimates change to reflect application of the revised estimates to previous periods. The excess of any unbilled receivables over any early termination fees received associated with a contract terminated for any reason prior to the contract term will be recorded as a reduction of operating income in the period the contract terminates. These and other risks and uncertainties are described in this report under the heading “Risk Factors” and in our other filings made from time to time with the Securities and Exchange Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

OVERVIEW

Our primary source of revenue is fees we earn for providing our HR business process management services under long-term contracts. We also receive additional revenue from client projects and consulting services. To date, we have generated leads for potential process management clients primarily through the Company’s management team, existing outsourcing and consulting relationships, our board of directors, third-party consultants, contact with key executives at Global 500 corporations or direct communication from such companies in the form of inquiry or request for proposal. After initial discussions with and qualification of the potential client, we may enter into a non-disclosure agreement. If subsequent discussions result in a mutual desire to pursue a transaction, we then may enter into a non-binding letter of intent with the client that establishes a framework for due diligence and contract negotiations. Our letter of intent may provide for reimbursement of some or all of our direct and indirect costs incurred during this process.

We fulfill some of our service delivery obligations through the use of third-party vendors, including vendors that had previously contracted directly with our clients and were then assigned, or are in the process of being assigned, to us in connection with our process management services. We may continue to use these vendors, hire replacement vendors, or provide some of these services directly. We are contractually responsible for the delivery and acceptability to our clients of these third-party vendor services, and we include in revenue all charges for services for which we are contractually responsible, whether we provide these services directly using our own personnel or through third-party vendors. Sometimes we pay the charges of the third-party vendors that provide services and bill our clients for the cost of the service. Other times our client pays the third-party vendor directly on our behalf. In either case, such costs are included in our cost of revenue. In many cases our initial cost of paying these vendors is equal to our revenue attributable to their services. We intend to realize a profit from revenue received in connection with these third-party vendor contracts, and in order to do so, we must reduce these vendor costs by rationalizing the vendors, improving efficiencies, obtaining more favorable pricing, or performing the services ourselves at a lower cost.

Our business process management contracts are generally structured so that we receive a fee that is no greater than our client’s historical cost of operating the functions assumed by us. We typically agree to provide a minimum savings to the client on the labor-based portion of the contract that we refer to as “direct” after about one year from contract signing, and we may be required to share further savings with our clients in negotiated gain sharing arrangements for the “indirect spend” portion of the contract covering services previously subcontracted by the client. The amount of minimum savings is determined in accordance with the terms of the applicable contracts. By operating client processes on a long-term contract basis using our service platforms and methodologies, we seek to reduce the costs of service delivery below the minimum savings provided in the contract, and recover the investment we make during the early part of the contract term for transition and integration of client processes.

Our process management service contracts generally have terms of 7 to 10 years, encompass multiple HR administrative processes, and require us to provide high levels of service at reduced costs to the client. These contracts contain multiple responsibilities for us, including both our assumption of responsibility for transaction processing and administration, and transformation of the way HR work is performed over time by the client. The transformation work we do is largely in addition to the work required to initiate and sustain service under the contract, and is ongoing for the life of the contract. Transformation activities include implementation and integration of new systems and tools, process change and standardization, consolidation of related activities, globalization of solutions across the client’s business and geographic reach, rationalization of third-party vendors to produce lower costs and better service and service metrics, establishment of an overall integrated service delivery model and the design and implementation of performance measurements, metrics and reports that support the goal of continuous improvement. The process management service contracts also identify specific deliverables associated with the multiple elements described above, in addition to numerous deliverables that are produced for the benefit of the client in the ordinary course under the contract that are not specifically identified in the contract. While these deliverables generally can be completed by third parties, clients choose to obligate us to perform this work to obtain the benefit of our expertise, detailed knowledge and successful track record in implementing change in complex environments.

We incurred a net loss of $15.2 million, $94.8 million and $74.7 million in 1999, 2000, and 2001, respectively, and our net loss for the nine months ended September 30, 2002 was $12.4 million. We may incur net losses in future periods. We anticipate ongoing significant expense to fund the development and expansion of our technology and general operating infrastructures. We may also make substantial investments to pursue, obtain and transition new client contracts; to augment our service offering and process capabilities; to develop new service center capacity to accommodate any growth we may achieve beyond the capacity of our existing service center infrastructure; and to expand geographically to better serve our clients or compete more effectively. To the extent that revenue does not increase at a rate commensurate with our increasing costs and expenditures, our future operating results and liquidity could be materially and adversely affected.

Critical Accounting Policies and Estimates

Our discussion and analysis of Exult’s financial condition and results of operations are based upon Exult’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to long-term service contracts, bad debts, fixed assets and direct contract costs, intangible assets, income taxes, accruals in connection with certain business optimization costs, contingencies and litigation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. We may revise these estimates and judgments from time to time as a result of changes in assumptions or conditions. The following critical accounting policies affect significant judgments and estimates used in the preparation of Exult’s consolidated financial statements.

Long-Term Contracts

General.    We provide HR outsourcing services under multi-year, multi-element arrangements, which generally extend up to ten years. These contracts are principally structured on a fee-for-service basis and provide that we receive a fee that is no greater than the client’s historical cost of operating the functions assumed by us. For some components of our outsourcing fees we provide negotiated discounts from the client’s historical costs. For other components of our outsourcing fees, principally reflecting amounts previously paid by clients to third-party vendors, after we have recovered our costs and/or achieved a negotiated minimum cost reduction, we may be required to share further savings with our clients in a negotiated gain sharing arrangement.

We recognize revenue and profit as work progresses based upon the proportion of costs incurred to the total expected costs for contracts that have reached operational stability. We maintain for each of our contracts estimates of total revenue and cost over its life. For purposes of periodic financial reporting, we calculate total actual costs incurred during the period under the contract. The ratio of those actual costs to our then-current estimate of total costs for the life of the contract is then applied to our then-current estimate of total revenue for the life of the contract to determine the maximum portion of total estimated revenue that should be recognized. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revisions in our contract estimates are reflected in the period in which the facts that give rise to the revisions become known. Favorable changes in estimates result in additional revenue and profit recognition, and unfavorable changes in estimates result in a reduction of recognized revenue and profit. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent.

It has been our practice to limit the amount of revenue recognized as described above to the amounts that have been or can be billed as of the end of the reporting period under the terms of the contracts. This limitation was implemented earlier in our history to minimize the potential impact of changes in estimates, which were more likely to be significant before we had achieved operational maturity in our business and operational stability in our underlying contracts. Now that our business has matured, our practice is to apply the revenue limitation on a contract-by-contract basis only until each contract achieves operational stability, and then to adjust the cumulative revenue recognized to date for that contract to fully reflect the then current estimates of the profitability for the contract over its term. We measure the achievement of operational stability for each contract by reference to various factors, including: completion of initial transition of client processes to our service delivery infrastructure; completion of the initial software and systems necessary to support our performance of services to the client; and achievement of stable operations under the contract as evidenced by the predictability of costs incurred. In addition, there may be other factors relevant to the operational stability of any particular contract, which we consider as appropriate in determining whether to cease to apply the revenue limitation to that contract. To the extent that revenue is recognized under this policy in excess of amounts billed under the contract, unbilled receivables will be recorded. The revenue and gross profit adjustment on a contract resulting from discontinuance of the revenue limitation may be significant, depending on factors including the size of the contract and the cumulative costs incurred as of date at which the contract achieved operational stability, but should not be considered indicative for future period results.

As discussed in our quarterly report on Form 10-Q for the quarter ended June 30, 2002, we had previously contemplated a change in our method of accounting for long-term service contracts to the percentage-of-completion method. Based upon discussions that our advisors had with members of the SEC staff, as well as additional information and analysis, we have determined in consultation with our advisors, not to change our method of accounting. We will retain our proportionate cost method of accounting as described above, for our existing long-term contracts. Accounting for service contracts is subject to pending rulemaking by accounting regulatory bodies and the SEC, and the Company will comply with any new standards that are applicable.

Estimates and Changes in Estimates.    Our method of accounting is intended to reflect the economic substance of our long-term outsourcing contracts. However, several factors can cause variability of reported results.

We make reasonably dependable estimates of total contract revenue and cost, and we periodically update those estimates to reflect our best estimate of the life-of-contract economics. While we believe we can make reasonably dependable estimates, all estimates are inherently uncertain and subject to change. Incorrect assumptions or erroneous perceptions of the resources required or revenue potential of a contract may need to be corrected. Changes in circumstances may require modification of estimates that were sound when made. Uncertainties inherent in the performance of contracts may affect our assessment of our contracts over time.

In an effort to maintain appropriate estimates, our policy is to review each of our long-term, fixed price outsourcing contracts on a regular basis, not less than annually, and to revise our estimates of revenue and cost as appropriate. Various factors could cause us to increase our estimates of contract expense. For example, our employment expenses and fees paid to vendors will tend to increase over time and may increase significantly from time to time depending upon market and other factors. Changes in technology or competition may require us to increase infrastructure spending to maintain appropriate service capabilities. Changes in law may increase compliance costs. Our cost estimates may include the effect of some anticipated future cost savings, in addition to savings already achieved, and anticipated future cost savings may not be realized. Other factors could cause us to decrease our estimates of contract expense. For example, improvements in service delivery that we achieve through process engineering, application of technology, and vendor rationalization all tend to decrease contract costs.

In addition, various factors could cause us to reduce our estimates of contract revenue. For example, clients may reduce contract scope, either by canceling processes due to performance issues or, under some circumstances, by in-sourcing processes, subject to the terms of the contract with the client. Service volumes may decrease due to contraction of the client organization. Other factors could cause us to increase our estimates of contract revenue. For example, service volumes may increase due to growth in the client’s business, and clients may increase the scope of services they acquire from us through contract amendment.

Increases in cost estimates and decreases in revenue estimates can have material adverse effects on our earnings. If we determine that our previous cost estimates for a contract were too low, or our previous revenue estimates were too high, we will change our estimates appropriately in the period in which the determination is made, including the recognition of the cumulative impact of the revision. The amount by which prior period revenue and gross profit was higher than it would have been if the updated estimates had been applied during earlier periods will be a revenue and gross profit reduction (and commensurate reduction in unbilled receivables) in the period that the estimates are changed, and the lower estimated contract margin will also reduce our future gross profit outlook. Conversely, if we determine that our previous cost estimates for a contract were too high, or our previous revenue estimates were too low, the amount by which prior period revenue and gross profit was lower than it would have been if the updated estimates had been applied during earlier periods will be a revenue and gross profit increase (and commensurate increase in unbilled receivables) in the period that the estimates are changed (subject to our revenue recognition limitation if it is then still in place for that particular contract), and the higher estimated contract margin will also increase our future gross profit outlook. The magnitude of these effects will increase proportionately with the size of the contract and the extent of the change in estimates. Some of these effects could be significant. Further, because we have a relatively small number of contracts and high client concentration, adverse changes in estimates for a single client contract could have a material adverse effect on our results of operations.

We do not enter into contracts that are expected to result in a loss, but from time to time increases in cost estimates or reductions in revenue estimates may result in anticipated negative margins on a contract. In that case, the expected life-of-contract loss would be reflected as a cost in the period in which the loss determination was made, and the contract would then be accounted for at a zero margin going forward. This could have a material adverse effect on our results of operations in the period in which the loss determination is made and would reduce our gross profit outlook.

Policies and Practices.    We apply various policies and practices, including principally the three described below, to guide our estimates of contract revenue and cost and to produce financial statements that we believe appropriately reflect the economic substance of our outsourcing business. Over time we may modify our policies and practices and implement new ones.

Revenue Limitation until Operational Stability.    As described above, we limit revenue recognized for each contract to amounts billed or billable until the contract reaches operational stability. Therefore, client contracts can contribute negative margins until operational stability is achieved. In the quarter in which contract operational stability is achieved, there generally is a change of estimate for the contract resulting in a one-time recognition of cumulative additional revenue and income attributable to the application of estimated life-of-contract margin to costs incurred in prior periods. This change of estimate typically increases unbilled receivables and has a positive effect on our revenue and operating results for the period in which it occurs, but should not be considered to be an appropriate indication of future results.

Revenue recognition for variable services.    Some services included in our process management contracts, such as staffing and learning, can have significant variability in service volumes because client spending in these areas is discretionary to a significant degree, and highly sensitive to changes in client policies and strategies, as well as economic conditions and developments in the client’s business and outlook. Clients may choose to reduce or avoid such expenditures, which reduces our service volumes and revenue. Further, our costs for these resources can change quickly depending upon changing conditions in geographic or industry markets. Accordingly, our financial results from provision of these services are more variable than for other services such as payroll. Because of this variability, we do not believe we can make reasonably dependable estimates in these areas, so revenue and cost for these services are recognized as the services are provided and are not included in contract estimates.

Limited horizon for estimates.    We intend to achieve cost savings over the life of our outsourcing contracts. However, the achievement of such savings becomes more speculative in the later years due to increasing delivery costs, uncertainty regarding client needs, and other factors. Therefore, contract estimates generally will reflect only those reductions in our costs of service delivery that we expect to realize within a limited time following the date of analysis.

Short-Term Arrangements

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Direct Contract Costs

We capitalize certain set-up and other direct installation costs (“Direct Contract Costs”) to the extent that management determines such costs are recoverable. Capitalized set-up and other direct installation costs are included in Fixed Assets and Direct Contract Costs and are amortized over the applicable contract term. As of September 30, 2002, we had Direct Contract Costs of $9.6 million, net of accumulated amortization, the majority of which were incurred during the first nine months of 2002.

Deferred Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that it would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. As of September 30, 2002, we had $68.7 million of deferred tax assets, arising primarily from our net operating losses, for which we have fully reserved through the valuation allowance.

RISK FACTORS

Any of the following risks and uncertainties could adversely affect our business, financial condition or results of operations. Other risks and uncertainties may also affect our business. The risks described in this report, and other risks that may become apparent from time to time, should be considered in assessing the Company’s prospects.

We have a limited operating history.

We entered into our first process management contract in December 1999. Our success depends on our ability to develop and implement a high quality, cost-effective service offering, operate it profitably, produce satisfactory results for our clients and attract new clients. While we have met our development objectives to date, and we believe our current clients have perceived our services as beneficial, we have not been in operation long enough to judge whether we can accomplish these objectives. Accordingly, our revenue and income potential and future operating results are uncertain.

We currently depend on a small number of clients for substantially all of our revenue. If any of these clients were to substantially reduce or stop using our services, or if we experience significant, repeated performance failures in providing services to these clients, our reputation and future revenues would be seriously impaired.

Bank of America Corporation, BP p.l.c., International Paper Company, Prudential Financial and Unisys Corporation are the first clients for which we are offering a comprehensive HR process management solution, and we anticipate revenue from each of these contracts will represent a substantial portion of our revenue through 2002 and possibly in future periods. For the first nine months of fiscal 2002, BP, Bank of America, International Paper and Prudential Financial collectively accounted for approximately 91% of our revenue. We believe our ability to secure future clients and revenues will be largely dependent upon our ability to perform and achieve the contracted service levels and cost savings for our current clients. Each of our process management contracts can be terminated for material breach, significant or repeated performance failures or in certain instances for convenience upon required notice and, in many cases, payment of specified early termination penalties. In addition, Bank of America has the right to terminate its agreement with us if our current Chief Executive Officer or our current Chief Operating Officer ceases to be employed by us (other than due to non-performance, death or disability) within one year after specified contract milestones are met. The early termination penalties provided for under these contracts are designed to help defray the expenses we incur in implementing the contract, including diligence, transition, set-up and installation costs, and may provide some compensation to us, but they are not adequate substitutes for the revenue or profit that could be lost as a result of contract termination. If any of these clients were to substantially reduce or stop using our services, or if we experience significant, repeated performance failures, our reputation and future revenues would be seriously impaired. We expect to face similar risks with other significant clients until our business model and service offering are more firmly established.

Our client contracts and vendor relationships may not yield the results we expect.

We maintain estimates of our aggregate anticipated annual revenue for our entire contract base. We may from time to time disclose some of these estimates. All of these estimates change as our contracts evolve, and a number of factors can cause our revenue expectations to decrease. These factors include client financial difficulties or business contractions that lead to reductions in workforce or discretionary spending on items such as staffing and training; early termination of client contracts in whole or part, whether resulting from adverse developments in the client’s business or the client’s exercise of discretion; insourcing or retention by the client of processes previously contracted to us (subject to our approval as required under the terms of the contract); non-assignment to us of third-party vendor contracts that we initially envisioned taking over from the client; early termination of client contracts in whole or part; and other circumstances within the client’s organization. In addition, our receipt of revenue under any particular contract may be delayed if transition of the client’s processes to our infrastructure takes longer than anticipated. While our contracts with our clients may contemplate further expansion, this may not occur, and if it does occur, significant additional expenditures by us may be required to fund such expansion. In addition, our process management contracts generally permit our clients to impose financial penalties against us for specified material performance failures. Similarly, a number of factors could cause our estimates of contract costs to increase, including the need to invest in additional infrastructure and to implement new technologies, maintain our competitive position, and meet our client service commitments. Changes in estimates could adversely affect our reported results and future prospects.

A significant part of our revenue is attributable to services we offer to our clients through third-party vendors that provide specialized services, such as temporary staffing, training, learning content, benefits administration and relocation services. We select some of these vendors and assume others from relationships established by our clients before contracting with us. These vendors may act as subcontractors or vendors to us or provide services directly to our clients under our control; in either case, we have contractual responsibility for the delivery and acceptability of these services, and errors or omissions, service failures, breach of contract or insolvency by our vendors could cause us to have liability to our clients in excess of the limits of liability the vendors have to us. If our clients are not satisfied with the services provided by these third-party vendors, they may be entitled to recover penalties or to terminate their agreements with us, which could seriously harm our business. In many cases, our initial cost of paying these vendors is equal to our revenue attributable to their services. In order to generate target operating margins and realize a profit from revenue received in connection with these third-party vendor contracts, we must reduce these vendor costs by rationalizing the vendors, improving efficiencies, obtaining more favorable pricing, or performing the services ourselves at a lower cost. We plan to achieve these efficiencies and cost reductions through vendor management and consolidation. This may involve delay as existing contracts run their course and we attempt to renegotiate with or replace these vendors. In addition, at the conclusion of these third-party contracts, we must negotiate new third-party contracts, or provide these services ourselves, at the same or more favorable rates in order to generate our target operating margins. We may need our clients’ consent to substitute new vendors or ourselves for previous vendors, either because of contractual provisions or operational concerns. We are still developing our third-party vendor management capabilities, and to date our third-party business has not generated significant operating margins.

We might not be able to achieve the cost savings required to become profitable under our contracts.

We provide our services for fixed fees that are generally equal to or less than our clients’ historical costs to provide for themselves the services we contract to deliver. Additionally, our contracts generally require one or more reductions of this fixed fee during the contract term, generally beginning upon completion of process transitions or approximately one year after we commence services, irrespective of our cost of providing these services. As a result, we bear the risk of increases in the cost of delivering HR process management services to our clients, and our margins associated with particular contracts will depend on our ability to control our costs of performance under those contracts and meet our service commitments cost-effectively. Over time, vendor costs and our own internal operating expenses will tend to increase, and taking over services previously delivered by vendors involves further increases to our internal operating expense. We have relied heavily upon stock options to supplement compensation for many of our employees, particularly at higher levels. Our stock price has been volatile, and a number of our existing stock options have exercise prices above our current stock price. If stock options become less effective as a recruitment or retention device due to public market conditions, trends in our stock price or other factors, we may need to rely more heavily upon cash compensation. This could significantly increase our costs of doing business. Further, because we have relied heavily upon stock options, treating options as an expense, in response to legal or regulatory requirements or evolving business practices, would significantly increase our reported costs.

Our business model inherently places ongoing pressure on our operating margins. We must respond by transforming clients’ HR operations to more efficient processes, reducing costs, and continuously improving our service efficiency and vendor management. We must also continue to grow our business so that our costs are spread over an increasing revenue base. If we stop improving, our ability to generate profits will be jeopardized. Further, operating margins may be more difficult to achieve in the portion of our revenue attributable to third-party vendors, which represents more than half of our process management outsourcing revenue. Our third-party vendor business is composed of several different types of processes across numerous vendors. Each process and vendor combination must be rationalized, eliminated, and/or moved to our internal operation. The results of these efforts may yield substantially varying margins on a process by process basis. Accordingly, until we are able to develop substantial portions of our third-party vendor business to the point that it generates meaningful operating margins, our overall margins and profitability will rely upon strong performance in the “direct” process management and project and consulting services that make up the balance of our revenue.

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

We are still developing the Exult Service Delivery ModelSM and our service delivery infrastructure, and our ability to continue to deliver and expand our broad process management solution depends upon our ability to assemble and manage our own systems and capabilities and third-party vendors into an integrated and efficient delivery platform. Our clients use disparate information systems and operating methods, and transitioning their processes to our operating platforms requires significant technology and process integration. We often must adapt or develop new systems and processes to accommodate various clients’ needs. Clients’ employees may access and utilize our web-enabled Exult eHR solution and systems through interfaces that require significant development and integration of many independent programs and complex functions, as well as ongoing revision, adaptation and maintenance. If we fail to develop a client’s service delivery infrastructure in accordance with the specifications and delivery milestones agreed upon, or if we are unable to complete development of scalable systems and achieve the functionality we expect, our ability to deliver our services and achieve our business objectives in general could be seriously impaired.

Our proportionate cost method of accounting relies upon assumptions, estimates and policies that may change over time; such changes may have significant adverse effects on our reported results of operations.

Use of proportionate cost accounting requires us to make assumptions and estimates and implement relevant policies. Assumptions affect various matters, including when reasonably dependable estimates of revenue and cost under any particular contract can be made. Estimates of life-of-contract revenue and cost form the basis of reported operating results. Policies dictate crucial matters such as how and when estimates are made and revised and how costs are allocated. These assumptions, estimates and policies involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles, and other factors. Further, initially foreseen effects could change over time as a result of changes in assumptions, estimates and policies.

Our use of proportionate cost accounting may result in adverse changes in periodic financial results. Each of our multi-year outsourcing contracts can generally be expected to contribute to unbilled receivables once the revenue recognition limitation is discontinued for that contract because early implementation costs will generally result in recognition of revenue in excess of contract billings early in the contract term. The amount of unbilled receivables associated with that contract is then expected to diminish gradually over the remainder of the contract term as billings exceed revenue recognized. However, if a contract were to terminate early, any remaining unbilled receivable and any other client-specific capitalized costs associated with that contract would be recognized as a cost in the period in which termination occurs, to the extent that they exceed termination payments we are entitled to recover. Termination payments may not be sufficient to defray the entire unbilled receivable and any other client-specific capitalized costs, and the net write-off may be significant and could have a material adverse effect on our results of operations.

Proportionate cost accounting requires us to maintain estimates of life-of-contract revenue and cost for each of our multi-year outsourcing contracts. All estimates are inherently uncertain and subject to change to correct inaccurate assumptions and changes in circumstances. In an effort to maintain appropriate estimates, we review each of our long-term outsourcing contracts on a regular basis. If we determine that our cost estimates for a contract are too low, or our previous revenue estimates are too high, we will change our estimates in the period in which the determination is made, resulting in the recognition in that period of the cumulative portion of the revision which applies to prior periods and a commensurate adjustment to unbilled receivables. The amount by which prior period revenue and gross profit was higher than it would have been if the updated estimates had been applied during prior periods would result in a reduction of revenue and gross profit and unbilled receivables in the period that the estimates are changed, and the lower estimated margin would reduce our future gross profit outlook. The magnitude of these effects would increase proportionately with the size of the contract, the extent of the change in estimates, and the duration of the prior period to which the updated estimates must be applied. Some of these effects could be significant. Further, because we have a relatively small number of BPO contracts and high client concentration, changes in estimates for a single client contract could have a material adverse effect on our results of operations.

Pending rulemaking may affect our accounting.

Accounting rulemaking bodies and the staff of the SEC are promulgating new rules and developing interpretations related to accounting for long-term service contracts. We believe, based upon our analysis and consultation with our advisors, that our accounting for our existing long-term contracts is not inconsistent with these new rules and interpretations. However, developments in applicable accounting rules and their interpretation may require us to adopt different accounting for long-term contracts.

We must anticipate and conform to the new and evolving market in which we operate.

Our business model is based on the integrated management of a variety of client HR and finance processes. Based on client reaction to date, we believe there is significant market demand for this service, but our ability to satisfy this demand depends in part upon our ability to anticipate market developments. If we are unable to react quickly to changes in the market, if the market fails to develop in the ways we expect, or if our services do not achieve additional market acceptance, then we are unlikely to maintain our leadership position or to achieve or sustain profitability. Our ability to be successful in this regard may be impaired because the market is new and may evolve quickly.

Capacity constraints and the length of our new client sales and integration cycles may limit our revenue growth.

We expect most of our future revenue growth beyond 2002 to come from new client engagements. However, because we are a relatively new company and are still developing components of our service offering, our ability to take on multiple new client engagements concurrently is limited. This limitation may negatively affect our revenue growth until we have developed to the point that our services can be extended more rapidly across a greater number of clients.

Our client contracts involve significant commitments and cannot be made without a lengthy, mutual due diligence process during which we identify the potential client’s service needs and costs, and our ability to meet those needs and provide specified cost savings. While we may receive some fees for conducting due diligence, we will not recover all our costs from conducting the due diligence unless it results in a long-term client engagement. We must devote significant management time and other resources to each due diligence process over a period of six months or more, and we can conduct at most only a few of these due diligence undertakings at one time. This lengthy due diligence process limits our revenue growth, and we have invested significant time in some potential client relationships that have not resulted in contracts. It is possible that future client due diligence processes could result in a decision by us or the potential client not to enter into a contract after we have made significant investments of time and resources.

After a new client contract is signed, we must convert the client’s HR processes to our systems and infrastructure. This transition period can take from three months to over one year and may involve unanticipated difficulties and delays. Transition usually takes longer for “greenfield” clients that have not centralized their HR operations than for “brownfield” clients that have consolidated HR operations that we can take over in place. We cannot realize the full efficiencies of providing services to the client through our infrastructure until this transition is complete. Therefore, any increase in our revenues that could be expected from new agreements will generally be delayed for several months after the contract is signed, and it could take a significant amount of time for new agreements to contribute significantly to profits or cash flow. We attempt to negotiate long-term contracts in order to give us time to complete the transition and earn a profit, but if implementation of our service model is delayed, or if the client terminates our engagement early for convenience or because we do not meet our service commitments, we might experience no return, and possibly a loss, on our substantial investment of time and resources in that client.

Our new business objectives may not be realized.

Our new contract sales pipeline consists of potential expansions of contracts with existing clients, as well as potential contracts with new clients. We currently define the highly qualified portion of the new contract pipeline as “frontlog.” These are the contract prospects which we have identified as highly desirable, and for which the prospective client has generally agreed to go forward with the creation of a “value proposition” (a proposal for, and description of, services) that may also include detailed due diligence and analysis conducted under a non-disclosure agreement, toward the goal of reaching a definitive agreement. From time to time, we publicly discuss our estimated frontlog in order to provide investors with information that is relevant to an understanding of our business. These estimates are based upon our assumptions regarding potential scope and pricing, and assume an average ten-year contract term. Frontlog estimates are not representations; the sales cycle for our services is long and complex and the pipeline is fluid, so the frontlog does not represent any assurance of future revenue and it is impossible to predict in advance which prospects may become clients or how quickly contracts may be signed or implemented.

There is no assurance that we will achieve or sustain profitability and positive cash flows.

Since our formation, we have not had a profitable quarter and the creation of our business has consumed significant amounts of cash. We incurred net losses of $94.8 million, $74.7 million and $12.4 million for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, respectively. We may incur net losses in future periods as we continue to develop our service offering and transition new business. While we do not enter into contracts for which we expect to incur a loss, and although we estimate and model each of our client contracts to be individually profitable, due to our rapid growth, the expense of creating our company, and other factors described in this report, we cannot be certain that we will ever operate profitably, or that we can sustain or increase profitability on a quarterly or annual basis in the future. Further, our ability to achieve and sustain positive free cash flow depends upon a number of factors, including fuller utilization of our infrastructure and achievement of additional scale in our business. Operating and free cash flows can vary significantly from quarter to quarter for various reasons, including investments we make in connection with new client transactions and strategic initiatives and timing differences between our receipt of payments from our clients and payments to our vendors.

From time to time we make projections about our future operating results, including the time we may achieve profitable operations and the amount of potential profitability and cash flows. These projections are estimates intended to provide information that is relevant to an understanding of our business, but are not a representation or guaranty regarding future performance. The timing and magnitude of any profitability we may achieve depends upon a number of factors including those set forth in these Risk Factors and in our other filings with the SEC.

Due to current economic conditions, we have failed to achieve some of the revenue growth we had originally anticipated in 2002. In order to compensate for this and to enhance our ability to reach our goal of achieving profitability for the fourth quarter of 2002 and beyond, we have initiated a cost reduction program in the fourth quarter of 2002. This program includes measures such as overhead facilities consolidations and limited headcount reductions, that may need to be reversed to support long-term growth. The program also includes various reductions in manager discretionary compensation and discretionary employee benefit programs that are not sustainable in the long run. Accordingly, our ability to achieve and maintain future profitability may depend ultimately upon revenue increases.

We may need additional capital, which might not be available or might dilute existing stockholders.

For the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, we used cash of $60.7 million, $33.9 million and $12.6 million, respectively, in operating activities and $23.8 million, $21.0 million and $32.7 million, respectively, to fund expenditures for direct contract costs and acquire property, plant and equipment as well as certain intangible assets. Ongoing development and expansion of our infrastructure and service capacity, acquiring new client contracts and transitioning their services requires significant capital investment. We may need to raise additional funds through public or private debt or equity financings in order to maintain adequate cash balances to satisfy the expectations of prospective clients; finance acquisitions, new client contracts with capital investment requirements, and other strategic opportunities; and address operating issues. If we are required to raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Further, such equity securities may be sold at prices below those paid by existing stockholders, and have rights, preferences or privileges senior to those of our common stock. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all, and if we need additional funds but cannot obtain them, our ability to fund our operations or strategic initiatives may be impaired.

To succeed we must hire, assimilate and retain key personnel, open new client service centers, assimilate our clients’ personnel and systems and expand our own systems and controls.

To achieve sustainable profitability, we must extend our service model across many client organizations and gain critical mass in the size and breadth of our operations. Our ability to achieve rapid growth depends upon the following essential elements:

•
The market for skilled employees can be competitive, and we must be able to hire, train and retain key personnel including managers, human resources specialists, web and Internet technologists and programmers, business development and process management specialists and technical and customer support personnel.

•
We currently operate four large-scale client service centers, in North Carolina, Scotland, Tennessee and Texas. These centers are designed to handle our existing client demands, and have capacity to handle anticipated near-term growth in our service volumes, but we must open new client service centers in new geographic locations to handle significant additional growth in our business and/or to further reduce operating costs. We must devote substantial financial and management resources to launch and operate these centers successfully, and we may not select appropriate locations for these centers, open them in time to meet our client service commitments or manage them profitably.

•
As we assume responsibility for the existing HR departments of our clients, we must be able to assimilate certain HR personnel from these clients and integrate disparate systems, procedures, controls and infrastructures.

•
We will need to improve our financial and management controls, reporting systems and operating systems to accommodate growth. If we do not manage growth effectively, our ability to perform under our contracts may be jeopardized and our reputation may be harmed.

Our quarterly financial results are volatile and may cause our stock price to fluctuate.

Our quarterly financial results have varied in the past and are likely to vary significantly in the future. It is possible that in some future quarter or quarters our financial results will be below the revenue or profit or cash flow expectations of public market analysts or investors. If so, the market price of our common stock may decline significantly. Factors that may cause our results to fluctuate include but are not limited to:

•	the growth of the market for our HR services and our ability to obtain new client contracts;

•	our ability to continue to execute successfully on client contracts;

•	the length of the sales and integration cycle for our new clients;

•	cancellations or reductions in the scope of our contracts;

•	delays in transitioning various client processes to our infrastructure;

•	changes we may make in our estimates of revenues and costs pursuant to our proportional cost method of accounting for our outsourcing contracts;

•	our ability to develop and implement additional service offerings and technologies;

•	our ability to successfully market and sell to our clients complementary third-party products and offerings that we have purchased in advance of client orders;

•	the introduction of comprehensive HR services by new and emerging competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to manage costs, including personnel costs, support services costs and third-party vendor costs;

•	the timing and cost of strategic initiatives and openings or expansions of client service centers; and

•	the timing and extent of achieving overall profitability.

We have in the past purchased assets and hired personnel from our clients. On a more limited basis, we expect to continue such transactions in the future. Client asset acquisitions may result in amortization expense and other charges. In addition, rationalizing headcount and facilities consolidation following transition of client processes to our systems may result in severance and closing expenses. As our business evolves, we may from time to time incur costs for severance and infrastructure consolidation, as well as costs relating to the implementation of new organization structures, technologies, processes and other changes in our business. These “business optimization costs” will reduce our reported earnings.

We could experience damages, service interruptions or failures at our client service centers or in our computer and telecommunications systems.

Our business could be interrupted by damage to or disruption of our client service centers, computer and telecommunications equipment and software systems from fire, power loss, hardware or software malfunctions, penetration by computer hackers, computer viruses, natural disasters, vendor performance failures or insolvency, and other causes. We may lose data. Our clients’ businesses may be harmed by any system or equipment failure we experience. As a result of any of the foregoing, our relationship with our clients may be adversely affected, we may lose clients, our ability to attract new clients may be adversely affected and we could be exposed to contract liability. We cannot be certain that we will be able to route calls and other operations from an affected center to another in the event service is disrupted and we may not be able to recover data used in our operations. In addition, in the event of widespread damage or failures at our facilities, we cannot guarantee that the disaster recovery plans we have in place will protect our business.

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

We use overseas vendors to assist in our business, including to provide services to our clients overseas and to take advantage of lower overseas labor costs for some support functions. We expect to increase this practice. Some clients and potential clients may resist our use of overseas vendors because of concerns about service quality, data security, legal and cultural issues, and other reasons. Overseas vendors may be difficult to manage and require significant investments in monitoring and systems integration. If we have disputes with overseas vendors it may be difficult for us to enforce our rights, and replacing overseas vendors may involve delay and expense. Some of our vendors are in India, and other future vendors may be in other areas of political instability. Acts of war, terrorism or political unrest could disrupt our vendors and impair our service delivery capabilities, resulting in damage to our reputation and potential material adverse effects on our business, results of operations and financial condition.

We depend on our senior executives and other key employees, and if they are unable or unwilling to continue in their present positions, these executives would be difficult to replace and our business could be harmed.

We believe that our success is dependent upon the leadership and operational skills of our senior management team and other key employees. Due to the competitive nature of our industry and other factors, we may not be able to retain all of our senior managers and key personnel. If any of these individuals were unable or unwilling to continue working for us, we could have difficulty finding a replacement and our business could be harmed.

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

The European Commission’s Directive on Data Privacy limits transfer of personal data outside the European Union. In order to receive personal data about our clients’ European employees and fulfill our service commitments, we have elected to comply with the Safe Harbor Principles established by the United States Department of Commerce, in collaboration with the European Commission, to provide “adequate protection” for personal data about European Union residents. Because we process HR data, we are required by the Safe Harbor Principles to submit to the jurisdiction of the European Union Data Protection Authorities (“DPAs”). Specifically, we must cooperate with the DPAs in the investigation and resolution of complaints brought under the Safe Harbor Principles by European citizens and comply with any corrective advice and remedial or compensatory measures they dictate. In addition, operation under the Safe Harbor Principles subjects us to the jurisdiction of the Federal Trade Commission. If we fail to process personal data in accordance with these principles, we could be subject to legal penalties under the Federal Trade Commission Act and foreign privacy laws. We could also lose our ability to move personal data from the European Union to the United States, which would significantly impair our ability to fulfill our contractual commitments to our clients. We expect to have to comply with similar laws of other foreign jurisdictions in which we do business in the future.

We may undertake acquisitions that may limit our ability to manage and maintain our business, may result in adverse accounting treatment and may be difficult to integrate into our business.

We expect to pursue acquisitions under appropriate circumstances. We cannot provide any assurance that we will be able to complete any acquisitions, or that any acquisitions we may complete will enhance our business. Any acquisition we do complete could subject us to a number of risks, including:

•	diversion of our management’s attention;

•	inability to integrate the acquired company and its employees into our organization effectively, and to retain key personnel of the acquired business;

•	inability to retain the acquired company’s customers;

•	additional costs incurred in connection with headcount rationalizations; and

•	exposure to legal claims for activities of the acquired business prior to acquisition.

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

Our executive officers, directors and their respective affiliates beneficially own approximately 55% of our outstanding common stock as of September 30, 2002. As a result, these stockholders, acting together, have the ability to control matters requiring stockholder approval, including the election of directors and mergers, consolidations and sales of all or substantially all of our assets. These stockholders may have interests that differ from other investors and they may approve actions that other investors vote against or reject actions that other investors have voted to approve. In addition, this concentration of ownership may also have the effect of preventing, discouraging or deferring a change in control of Exult, which, in turn, could depress the market price of our common stock.

Our stock price is likely to be highly volatile.

The price at which our common stock trades has fluctuated significantly and is likely to continue to be highly volatile. From our IPO in June 2000 through October 18, 2002, the sales price of our stock, as reported on the Nasdaq National Market, has ranged from a low of $2.45 to a high of $19.85. We are a relatively new company without a history of profits, and we utilize the Internet and a technology infrastructure to deliver our services. The share prices for other companies with similar characteristics have at times increased to levels that bore no relationship to their operating performance, and at other times have declined dramatically, even without apparent changes in their business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	103.1	89.4	112.1	93.3

Gross profit (loss)	(3.1)	10.6	(12.1)	6.7

Expenses:
Selling, general and administrative(1)	10.2	7.7	16.7	7.0
Depreciation and amortization	3.9	4.7	4.9	4.4

Total expenses	14.1	12.4	21.6	11.4

Loss from operations	(17.2)	(1.8)	(33.7)	(4.7)
Investment and interest income, net	1.4	0.5	1.5	0.6

Net loss	(15.8)%	(1.3)%	(32.2)%	(4.1)%

(1)	Exclusive of depreciation and amortization.

Three Months Ended September 30, 2002 and 2001

Revenue.    Revenue for the three months ended September 30, 2002 and 2001, was $102.9 million and $75.3 million, respectively. The 2002 amount included $99.7 million, or 97%, of revenue derived from seven business process management clients, and the 2001 amount included $70.6 million, or 94%, of revenue derived from five business process management clients. As a result of the maturation of its business, the Company determined during the third quarter of 2002 that it was no longer necessary to limit revenue recognition to amounts billed on three of its contracts that have reached operational stability. This resulted in the recognition of $4.8 million of additional outsourcing revenue and operating income in the quarter, a portion of which would previously have been recognized as revenue under those contracts if revenue for prior periods had not been limited to amounts billed. The balance of our 2002 and 2001 revenue primarily consisted of consulting revenue generated from various clients. As our process management business expands, we expect the relative contribution of revenue derived from consulting clients to decrease.

The revenue increase for the 2002 period as compared to the 2001 period principally resulted from the progressive transition of service responsibility to Exult under five process management contracts that were executed at various dates from December 1999 through November 2000, together with two scope expansion amendments for an existing client that were executed during 2001 plus the addition of two new process management clients in October 2001 and January 2002, and to a lesser degree to the above described change in estimate during the September 2002 quarter. For the three months ended September 30, 2002, three process management clients accounted for 43%, 25% and 16%, respectively, of revenue as compared to two process management clients accounting for 43% and 40%, respectively, of revenue for the three months ended September 30, 2001. No other client accounted for more than 10% of revenue in the 2002 and 2001 periods. For the three months ended September 30, 2002 and 2001, 27% and 29%, respectively, of our process management revenue was generated from the provision of optional services, which revenue is excluded from our contract estimates.

An important part of our revenue growth to date has resulted from sales of additional services to existing clients. The potential for further revenue growth within our existing client base is finite, and we must continue to attract new clients to sustain growth.

        Cost of Revenue.    Our cost of revenue for the three months ended September 30, 2002 and 2001, was $92.0 million and $77.7 million, respectively, and our gross margin for the same periods was 10.6% and (3.1)%, respectively, as a percentage of revenue. Cost of revenue consists primarily of expenses associated with third-party vendors who provide services on our behalf for our clients within the scope of our process management contracts, compensation and benefits paid to our employees who are directly involved in providing our services, computer and communications equipment and services costs, and facilities costs. The increase in the cost of revenue for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 principally resulted from the progressive transition of service responsibility to Exult under our various process management contracts and the continuing expansion of our infrastructure and service capacity. By the end of calendar 2000, we were operating two primary client service centers and in late January 2001 we began operating our third primary center. We expanded the services provided by this third center throughout the first half of 2001 and in January 2002 we began operating our fourth primary center.

The improvement in our gross margin in the 2002 period as compared to the 2001 period reflects the increased leverage achieved through higher utilization of our client service centers and other service delivery systems combined with the impact of continuing cost controls and efficiency programs instituted in connection with our Exult Service Delivery Model as well as the above described change in estimate. Operating expense will tend to increase to support any growth we may achieve, and our profitability depends upon our ability to leverage existing resources across a broader revenue base and limit increases in operating expense associated with new business to levels significantly below our clients’ historical costs of operating the processes we assume. We have incurred, and may incur in the future, negative gross margins as we continue to transition and transform our clients’ HR processes.

Selling, General and Administrative Expense.    Selling, general and administrative expense for the three months ended September 30, 2002 and 2001, was $7.9 million, or 7.7% as a percentage of revenue, and $7.7 million, or 10.2% as a percentage of revenue, respectively. Selling, general and administrative expense generally consists of compensation for employees engaged in developing product features and service delivery capabilities; marketing, promoting and selling our services; and management and administrative activities. Selling, general and administrative expense also includes third-party consulting and marketing expenditures, as well as facilities and office costs, and legal, accounting and recruiting fees and expenses. In addition, selling, general and administrative expense may include “business optimization costs” that are incurred during the period. We call these charges business optimization costs because they reflect our pursuit of strategies intended to enhance our efficiency and profitability as our operating scale increases and our business progresses toward operational maturity. We may incur business optimization costs from time to time as we implement new organization structures, technologies, processes and other changes in our business. For the three months ended September 30, 2002 and 2001, there were no business optimization costs incurred. However, for the three months ended June 30, 2001, selling, general and administrative expense included business optimization costs totaling $7.3 million, consisting of severance charges of $3.4 million; certain wind-up costs resulting in a $1.7 million charge associated with the elimination of a secondary, non-strategic processing center; and a $2.2 million non-cash charge arising from the write-off of a research database that we have determined is no longer a strategic component of our business. In addition during the three months ended December 31, 2001, the Company incurred additional business optimization costs totaling $11.2 million, consisting of severance charges of $6.3 million and certain wind-up costs totaling $4.9 million associated with the elimination of two secondary, non-strategic processing centers. The cash portion of these 2001 charges totaled $13.3 million. As of September 30, 2002, the Company had made cash payments totaling $7.9 million and reduced the initial accruals by $1.9 million, $0.5 million of which was reduced during the three months ended September 30, 2002, as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in estimates with regard to the remaining arrangements.

The increase in selling, general and administrative expense for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, included approximately $450,000 of incremental selling costs, and $686,000 attributable to additional compensation for a senior executive. The Company has recently formed an intention to re-structure the executive’s compensation under a long-term retention arrangement, which we expect to result in significant additional compensation over a period of several years reflected in selling, general and administrative expenses. These 2002 costs were partially offset by a redeployment during 2002 of a portion of resources to implementation and transformation activities relating to the progressive transition of service responsibility to Exult for our process management contracts. The decrease in the expense as a percentage of revenue results from revenue growing at a faster rate than selling, general and administrative expense when comparing the 2002 period to the 2001 period.

During the fourth quarter of 2002, we have initiated a cost reduction program which is expected to reduce cost of revenue and selling, general and administrative expense, thereby contributing to our ability to achieve our goal of profitability in the fourth quarter and beyond. This program includes limited reductions in headcount, hiring freezes and salary freezes, among other things. Not all of these measures are sustainable, and our ability to achieve and maintain future profitability will ultimately depend upon our ability to increase revenue.

Depreciation and Amortization Expense.    Depreciation and amortization expense for the three months ended September 30, 2002 and 2001, was $4.8 million, or 4.7% as a percentage of revenue, and $2.9 million, or 3.9% as a percentage of revenue, respectively. Included in the 2002 and 2001 periods was $4.2 million and $2.1 million, respectively, of depreciation and amortization expense principally from fixed assets. Also included in the 2002 and 2001 periods was intangible asset and other amortization of $0.6 million and $0.8 million, respectively. The increase in depreciation and amortization from fixed assets and direct contract costs reflects the continuing build out of our infrastructure and service delivery capabilities. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, the Company ceased amortization of goodwill. If SFAS No. 142 had been adopted as of January 1, 2001, intangible asset and other amortization expense for the three-month period ended September 30, 2001, would have been $0.5 million.

Investment and Interest Income, net.    Investment and interest income, net for the three months ended September 30, 2002 and 2001 consisted of investment and interest income of $1.0 million and $1.3 million, respectively, partially offset by interest expense of $0.4 million and $0.2 million, respectively. Investment and interest income is generated primarily from short-term investing of cash in excess of current requirements. Investment and interest income, net in the 2002 period decreased as compared to the 2001 period principally as a result of lower interest rates during the 2002 period and to a lesser extent the Company also had less cash available for investment in the 2002 period.

Income Taxes.    We have incurred losses since our founding in 1998, resulting in federal, state and foreign net operating loss carryforwards. The federal and state net operating loss carryforwards expire beginning in 2018 and 2003, respectively. The foreign net operating loss may be carried forward indefinitely. A full valuation allowance has been provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets.

Net Loss.    The foregoing resulted in a net loss for the three-month periods ended September 30, 2002 and 2001, of $1.3 million, or $0.01 per basic and diluted share, and $11.9 million, or $0.12 per basic and diluted share, respectively. We may incur net losses in subsequent periods.

Nine Months Ended September 30, 2002 and 2001

Revenue.    Revenue for the nine months ended September 30, 2002 and 2001, was $298.7 million and $183.1 million, respectively. The 2002 amount included $287.3 million, or 96%, of revenue derived from seven business process management clients, and the 2001 amount included $170.2 million, or 93%, of revenue derived from five business process management clients. As a result of the maturation of its business, the Company determined during the third quarter of 2002 that it was no longer necessary to limit revenue recognition to amounts billed on three of its contracts that have reached operational stability. This resulted in the recognition of $4.8 million of additional outsourcing revenue and operating income for the nine months ended September 30, 2002, a portion of which would previously have been recognized as revenue under those contracts if revenue for prior periods had not been limited to amounts billed. The balance of our 2002 and 2001 revenue primarily consisted of consulting revenue generated from various clients. As our process management business expands, we expect the relative contribution of revenue derived from consulting clients to decrease.

The revenue increase for the 2002 period as compared to the 2001 period principally resulted from the progressive transition of service responsibility to Exult under five process management contracts that were executed at various dates from December 1999 through November 2000, together with two scope expansion amendments for an existing client that were executed during 2001 plus the addition of two new process management clients in October 2001 and January 2002, and to a lesser degree to the above described change in estimate during the September 2002 quarter. For the nine months ended September 30, 2002, three process management clients accounted for 45%, 26% and 16%, respectively, of revenue as compared to two process management clients accounting for 48% and 38%, respectively, of revenue for the nine months ended September 30, 2001. No other client accounted for more than 10% of revenue in the 2002 and 2001 periods. For the nine months ended September 30, 2002 and 2001, 28% and 25%, respectively, of our process management revenue was generated from the provision of optional services, which revenue is excluded from our contract estimates.

Cost of Revenue.    Our cost of revenue for the nine months ended September 30, 2002 and 2001, was $278.8 million and $205.3 million, respectively, and our gross margin (loss) for the same periods was 6.7% and (12.1)%, respectively, as a percentage of revenue. The increase in the cost of revenue for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 principally resulted from the progressive transition of service responsibility to Exult under our various process management contracts and the continuing expansion of our infrastructure and service capacity. The improvement in our gross margin in the 2002 period as compared to the 2001 period reflects the increased leverage achieved through higher utilization of our client service centers and other service delivery systems combined with the impact of continuing cost controls and efficiency programs instituted in connection with our Exult Service Delivery Model. Operating expense will tend to increase to support any growth we may achieve, and our profitability depends upon our ability to leverage existing resources across a broader revenue base and limit increases in operating expense associated with new business to levels significantly below our clients’ historical costs of operating the processes we assume. We have incurred, and may incur in the future, negative gross margins as we continue to transition and transform our clients’ HR processes.

Selling, General and Administrative Expense.    Selling, general and administrative expense for the nine months ended September 30, 2002 and 2001, was $21.0 million, or 7.0% as a percentage of revenue, and $30.6 million, or 16.7% as a percentage of revenue, respectively. As previously discussed, we may incur business optimization costs from time to time as we implement new organization structures, technologies, processes and other changes in our business. For the nine months ended September 30, 2002, there were no business optimization costs incurred. However, for the nine months ended September 30, 2001, selling, general and administrative expense included business optimization costs totaling $7.3 million, consisting of severance charges of $3.4 million; certain wind-up costs resulting in a $1.7 million charge associated with the elimination of a secondary, non-strategic processing center; and a $2.2 million non-cash charge arising from the write-off of a research database that we have determined is no longer a strategic component of our business. As discussed above, during the three months ended December 31, 2001, the Company incurred additional business optimization costs totaling $11.2 million. The cash portion of these 2001 charges totaled $13.3 million. As of September 30, 2002, the Company had made cash payments totaling $7.9 million and reduced the initial accrual by $1.9 million during the nine months ended September 30, 2002, as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in estimates with regard to the remaining arrangements. Exclusive of business optimization costs, selling, general and administrative expense for the nine months ended September 30, 2001 was $23.2 million, or 12.7% as a percentage of revenue.

Exclusive of business optimization costs, the decrease in selling, general and administrative expense in both amount and as a percentage of revenue for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, primarily resulted from redeployment of a portion of resources to implementation and transformation activities relating to the progressive transition of service responsibility to Exult for our process management contracts and the decrease in the expense as a percentage of revenue was further impacted by the revenue growth experienced in the 2002 period as compared to the 2001 period. In addition, selling, general and administrative expense for the 2002 period included approximately $450,000 of incremental selling costs, and $686,000 attributable to additional compensation for a key executive.

Depreciation and Amortization Expense.    Depreciation and amortization expense for the nine months ended September 30, 2002 and 2001, was $13.1 million, or 4.4% as a percentage of revenue, and $9.0 million, or 4.9% as a percentage of revenue, respectively. Included in the 2002 and 2001 periods was $11.5 million and $5.8 million, respectively, of depreciation and amortization expense principally from fixed assets. Also included in the 2002 and 2001 periods was intangible asset and other amortization of $1.6 million and $3.2 million, respectively. The increase in depreciation and amortization from fixed assets and direct contract costs reflects the continuing build out of our infrastructure and service delivery capabilities. With the adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortization of goodwill. If SFAS No. 142 had been adopted as of January 1, 2001, intangible asset and other amortization expense for the nine-month period ended September 30, 2001, would have been $2.4 million.

Investment and Interest Income, net.    Investment and interest income, net for the nine months ended September 30, 2002 and 2001 consisted of investment and interest income of $2.6 million and $3.4 million, respectively, partially offset by interest expense of $0.8 million and $0.6 million, respectively. Investment and interest income is generated primarily from short-term investing of cash in excess of current requirements. While the Company generally had greater available cash balances during the 2002 period as compared to the 2001 period, investment and interest income, net in the 2002 period decreased as compared to the 2001 period principally as a result of lower interest rates in the 2002 period.

Income Taxes.    We have incurred losses since our founding in 1998, resulting in federal, state and foreign net operating loss carryforwards. The federal and state net operating loss carryforwards expire beginning in 2018 and 2003, respectively. The foreign net operating loss may be carried forward indefinitely. A full valuation allowance has been provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets.

Net Loss.    The foregoing resulted in a net loss for the nine-month periods ended September 30, 2002 and 2001, of $12.4 million, or $0.12 per basic and diluted share, and $59.0 million, or $0.63 per basic and diluted share, respectively. We may incur net losses in subsequent periods.

Liquidity and Capital Resources

Since our inception in October 1998 through September 30, 2002, we have financed our operations primarily with equity contributions, including net cash received from private placement sales of our capital stock totaling $169.5 million from inception, the net proceeds from our June 2000 initial public offering and the August 2001 follow-on public offering totaling $157.0 million, and, to a lesser extent, by cash generated from our business and the exercise of stock options and warrants.

Net cash used in operating activities was $12.6 million and $35.6 million for the nine months ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2001, we generated revenue from five process management clients with the commencement of service delivery for Bank of America in late January 2001. We also opened our third primary client service center during the 2001 first quarter. By September 30, 2002, we had begun generating revenue from our sixth and seventh process management clients, International Paper and Prudential Financial, respectively. In addition, we began operation of our fourth primary client service center during the 2002 first quarter. During the nine-month periods ended September 30, 2002 and 2001, we expended operating cash in support of revenue generated by our process management contracts and to fund the transition and transformation costs associated with these process management contracts. We also used cash to pursue additional business opportunities and the development of our corporate infrastructure. Cash used in investing activities was $86.6 million in the 2002 period and $10.6 million in the 2001 period. The increase in cash used in investing activities in the 2002 period as compared to the 2001 period arises primarily from investments of the Company’s available cash. During the 2001 period, the Company maintained substantially all of its available cash in money market accounts and certificates of deposit with maturities of 90 days or less. These investments are included in cash and cash equivalents. In late 2001 and continuing into 2002, in order to enhance its investment yield, the Company began to invest a portion of its available cash in financial instruments with maturity dates in excess of 90 days. These financial instruments consist primarily of U.S. government debt securities and high-grade investment quality debt securities with maturities of less than three years. Accordingly, the transactions in such securities are included in investing activities in the 2002 period and represent net cash used in investing activities of $52.3 million in the 2002 period and net cash provided from investing activities of $2.3 million in the 2001 period. The balance of cash used in investing activities for the 2002 and 2001 periods of $34.3 million and $12.9 million, respectively, was used to construct and expand our client service centers and our internal systems during both periods and, in addition during the 2002 period, to make certain payments with respect to new client contracts. We generated $2.3 million and $129.9 million in cash, net from financing activities during the nine months ended September 30, 2002 and 2001, respectively, primarily from the exercise of stock options and purchases of Common Stock under our employee stock purchase plan for the 2002 period and primarily from the August 2001 public offering and private placements of our common stock in the 2001 period.

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

As of September 30, 2002, we had cash and marketable securities of $125.6 million, which was only $1.9 million less than the balance at the end of the second quarter of 2002. Cash consumption in the third quarter benefited from favorable changes in working capital components which may not be sustainable in the fourth quarter. Cash consumption therefore may increase in the fourth quarter. However, we believe that our cash on hand will be sufficient to satisfy our working capital requirements for at least the next 12 months. If we experience rapid growth or unanticipated expenses, we may need to raise additional funds through public or private debt or equity financings in order to maintain adequate cash balances to satisfy the expectations of prospective clients; finance acquisitions, new client contracts with capital investment requirements, and other strategic opportunities; and address operating issues. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all, and if we need additional funds but cannot obtain them, our ability to fund our operations or strategic initiatives may be impaired.

Contractual Obligations and Commercial Commitments

The Company has the following contractual obligations and commercial commitments for the periods indicated (in thousands):

	October 1, 2002 through December 31, 2002	January 1, 2003 through December 31, 2005	January 1, 2006 through December 31, 2007	Thereafter	Total
Long-Term Obligations	$261	$14,359	$109	$—	$14,729
Operating Leases	802	8,817	4,160	3,620	17,399
Unconditional Purchase Obligations	2,525	11,223	11,154	—	24,902

	$3,588	$34,399	$15,423	$3,620	$57,030

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 supersedes EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for such costs only when the liability is incurred. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it commits to an exit plan. The FASB concluded in SFAS No. 146 that an entity’s commitment to an exit plan, by itself, does not create an obligation that meets the definition of a liability. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity

At September 30, 2002, our investment portfolio consisted primarily of fixed income securities totaling $78.4 million. The carrying amount of these securities approximates fair market value. These securities are subject to interest rate risk and will decline in value if market rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of September 30, 2002, the decline in the fair value of the portfolio would not be material to our financial position.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.    Based on their evaluation, as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that they are unaware of any reason to believe that the Company’s disclosure controls and procedures (as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934) are not effective.

Changes in internal controls.    There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.     OTHER INFORMATION.

ITEM 1.    LEGAL PROCEEDINGS.

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters include, among other things, assertions of contract breach and claims by persons whose employment with the Company has been terminated in connection with facilities consolidations, headcount rationalizations, outsourcing of certain operational functions, including in some cases to offshore vendors, and other measures that the Company has undertaken and expects to continue to undertake in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of September 30, 2002. However, based on its knowledge at the time of this report management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibit Number	Description

3.1*	Fourth Amended and Restated Certificate of Incorporation of Exult, Inc.

3.2*	Amended and Restated Bylaws of Exult, Inc.

10.41**	Addendum 3 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated November 21, 2000.

10.42**	Addendum 4 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated November 21, 2000.

10.43**	Addendum 5 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated November 21, 2000.

*	Previously filed with the Company’s Registration Statement on Form S-1 Registration No. 333-31754, and incorporated herein by reference.
**
Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and filed separately with the Securities and Exchange Commission.

(b)  Reports on Form 8-K.

On August 14, 2002, the Registrant filed a Current Report on Form 8-K dated August 13, 2002 with the Securities and Exchange Commission, containing copies of the written statements of the Registrant’s chief executive officer and chief financial officer pertaining to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On August 20, 2002, the Registrant filed a Current Report on Form 8-K dated October 18, 2001 with the Securities and Exchange Commission, containing copies of additional disclosures with respect to various agreements between Exult, Inc. and International Paper Company that were previously filed with the Securities and Exchange Commission pursuant to confidential treatment requests.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the undersigned has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of November, 2002.

EXULT, INC.

By:	/s/ JAMES C. MADDEN, V
James C. Madden, V Chief Executive Officer, President, and Chairman of the Board (principal executive officer)

By:	/s/ MICHAEL F. HENN
Michael F. Henn Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer)

By:	/s/ ROBERT G. MCGRAW
Robert G. McGraw Vice President, Finance and Chief Accounting Officer (principal accounting officer)

I, James C. Madden, V, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Exult, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES C. MADDEN, V
James C. Madden, V Chief Executive Officer, President, and Chairman of the Board

Date: November 4, 2002

I, Michael F. Henn, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Exult, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL F. HENN
Michael F. Henn Executive Vice President, Treasurer and Chief Financial Officer

Date: November 4, 2002