Form 10-K
period 2002-12-31
EXULT INC
filed 2003-02-14
CIK 1108341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-30035

EXULT, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0831076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 Innovation Drive, Suite 200 Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (949) 856-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   ☒  Yes  ☐  No

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant as of January 31, 2003 was approximately $250,727,000 (based upon the closing price on the Nasdaq National Market on that date).

The number of shares of Common Stock of the registrant outstanding as of January 31, 2003 was 106,374,399.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates by reference certain information from the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2003, which will be filed with the Commission not later than April 30, 2003.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. When used in this report, the words “may,” “will,” “should,” “predict,” “continue,” “plans,” “expects,” “anticipates,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report concerning, among other things, our anticipated performance, including revenue, margin, cash flow, balance sheet and profit expectations; size and duration of client contracts; business mix; development, implementation and scaling of our Exult Service Delivery ModelSM operational capabilities, including transition and transformation of client processes to our systems, productivity improvements, and cost savings from strategic initiatives; performance under client contracts; market opportunities; growth in our client base and existing contracts; client benefits and satisfaction; workforce improvements; and service center capacities.

Actual results might differ materially from the results projected due to a number of risks and uncertainties. We are still expanding, developing and enhancing our service capabilities and must operate at greater scale than historically, transition client processes on schedule and transform those processes to reduce delivery costs while meeting contractual service level commitments. Financial performance targets might not be achieved due to various risks including slower-than-expected process transitions or business development or higher-than-expected costs to meet service commitments or sign new contracts. Our cash consumption may exceed expected levels if profitability does not meet expectations, strategic opportunities require cash investment, or growth exceeds current expectations. Frontlog is estimated based upon various assumptions, is subject to change, and is not necessarily indicative of what new business we may sign. Client contracts may terminate early, and new business is not assured. These and other risks and uncertainties are described in this report under the heading “Risk Factors” and in our other filings made from time to time with the Securities and Exchange Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

This report contains estimates of market size and growth related to the business process outsourcing market, the use of the Internet, the Global 500 and other industry data. These estimates have been included in studies published by Dataquest, a division of GartnerGroup and Fortune Magazine. These estimates contain certain assumptions regarding current and future events, trends and activities. Although we believe that these estimates are generally indicative of the matters reflected in those studies, these estimates are inherently imprecise, and we caution you to read these estimates in conjunction with the rest of the disclosure in this report, particularly the “Risk Factors” section.

PART I

Item 1. BUSINESS.

Overview

Our mission is to be the leading provider of outsourced HR services to Global 500 corporations. We design our services to enable Global 500 corporations to enhance human capital productivity, reduce HR costs, streamline HR processes and provide superior HR services to their employees. We provide comprehensive, integrated HR process management through the Exult Service Delivery ModelSM (“ESDM”), which includes:

•	HR process management expertise;
•	shared client service centers;
•	expert HR process consulting capabilities;
•	our myHRSM web-enabled applications; and
•	management of third-party vendor relationships.

The broad spectrum of process management services we provide through our ESDMSM is grouped into four major categories:

•	Record & Support: including employee data management and finance and accounting services;
•	Reward: including payroll processing, and benefits and compensation administration;
•	Retain & Grow: including learning, training, relocation and expatriate services.

Our shared service centers in North Carolina, Tennessee, Texas, Scotland and India house the personnel and systems that manage our clients’ transaction, production and service center requirements. Our myHRSM applications are designed to enable our clients and their employees to access and manage HR information via the Internet in a self-service environment. We have six HR outsourcing clients: Bank of America Corporation, BP p.l.c., International Paper Company, Pactiv Corporation, Prudential Financial, and Unisys Corporation. In addition, we have many process consulting clients, including Alcan, Unilever, Gillette, and Marriott.

Industry Background

Human Resources Departments in the Global 500. According to the Global 500 List for the Year 2002 published by Fortune Magazine, Global 500 corporations employed more than 47 million people in 2001, and the median number of employees for a Global 500 corporation was approximately 63,000, in multiple locations and countries. An employee base of this magnitude presents logistical complexities, and the human resources functions of Global 500 corporations are often complicated by multiple human resources groups for different business units and the lack of central information repositories and coordinated communications infrastructures. As a result, the HR operational processes of large corporations often are redundant and inefficient. In addition, the large number of third-party vendors typically used by a human resources department to handle discrete functions complicates HR process management. By necessity, HR departments typically devote most of their resources to administrative functions rather than strategic planning and initiatives. At the same time, corporations that extend cost-cutting to their HR departments often focus more on reducing staff than on reengineering service delivery.

The Emergence of HR Process Outsourcing. Many large corporations outsource discrete, non-core functions of their operations, such as payroll, tax filings and benefits administration. According to Dataquest, the worldwide business process outsourcing market is projected to grow from approximately $119 billion in 2000 to approximately $234 billion in 2005. The market for multi-process HR outsourcing is relatively new. We believe that approximately 300 of the Global 500 are viable candidates for HR outsourcing provided by Exult. Based on the median employee base and our estimates of annual spending per employee for services that we perform, we estimate that the addressable market for our services consists of annual spending of approximately $29 billion per year. Comprehensive HR process outsourcing for large corporations requires a well-developed service delivery infrastructure and significant expertise in analyzing, providing and managing HR processes across many divisions and third-party vendors, and using policies, procedures, operations and technologies that yield superior performance as measured by productivity, cost, quality and customer satisfaction metrics.

Our Strategy

We rely upon the following strategic elements in the development and management of our business:

•	Target Global 500 Corporations As Clients. Global 500 corporations generally have operations spread across multiple business units and locations. We believe the magnitude and complexity of these corporations and their resulting HR needs make them ideal candidates for our comprehensive ESDMSM solution.

•	Establish Long-Term Client Relationships. We pursue contracts generally with ten-year terms. We believe long-term contracts foster mutual commitment and shared goals with our clients, and best enable us to transform client HR processes to our operating model. The long-term nature of our contracts also gives us greater visibility of future revenue streams and better information for determining future investment decisions.

•	Provide Broadly Integrated Process Management Services. We have designed a broad service offering that covers the range of clients’ HR functions. This enables us to offer clients a comprehensive service for integrated management of many or all HR processes and certain finance and accounting processes, which we believe enhances the efficiency and effectiveness of our clients’ operations.

•	Increase Efficiencies through our ESDMSM. We combine shared service centers, internal process capabilities, and strategic relationships with selected vendors into an integrated service delivery infrastructure that enables us to share resources over a broad client base and deliver efficient, large-scale HR process management services to multiple clients. Our shared client service centers in North Carolina, Tennessee, Texas, Scotland and India are designed to provide multiple services to multiple clients, and utilize automated processes and technology and our proprietary workflow methodologies to provide efficient client service and achieve economies of scale. We combine our internal process capabilities for certain core functions, including payroll and HR information systems, with our strategic relationships with third-party providers, to make our integrated service offering comprehensive and efficient.

•	Use Our myHRSM Applications to Enhance HR Performance. We use our myHRSM systems and other applications to connect the people, processes, technologies and third-party vendors involved in our clients’ HR organizations and to provide a comprehensive central repository of company and employee data. We help our clients implement database and interconnectivity tools to access, evaluate and use HR information to further their strategic business objectives. Our web-enabled myHRSM applications are designed to enable our clients’ employees to perform both HR and non-HR tasks, access information and productivity tools, and encourage employees to become more self-sufficient in handling many day-to-day HR functions, while enhancing communication and efficiency throughout our clients’ organizations.

Our Exult Service Delivery ModelSM Solution

Our ESDMSM solution combines a broad process management services offering, shared service center resources and service delivery, third-party vendor management, and strategic consulting expertise, and is designed to simplify and standardize our clients’ HR practices and procedures and deliver improved management information and employee communications at significant cost savings.

Services

Our ESDMSM includes a broad spectrum of process management services grouped into four major categories, as follows:

    Record & Support

We maintain and manage employee data and HR records for our clients. This enables us to capture, track, modify and report large amounts of employee-related data, which facilitates various HR functions including HRIS reporting, HR systems management and support, performance management, employee data and records management, employee contact centers and HR strategy and compliance. Our Record & Support services also include finance and accounting services for accounts payable management and travel and expense administration, as well as fixed asset accounting services.

    Reward

We manage clients’ payroll, compensation and benefits processes and related production requirements so as to reduce our clients’ investment of internal resources in transaction processing. Our Reward services in the payroll area include time and attendance reporting, on and off-cycle pay, garnishments, tax calculations and reporting, and related accounting. Compensation services include administration of salary, bonus and stock option programs, elections, and total rewards statements. Benefits services include enrollment, plan administration, record keeping, and claims administration for health and welfare and retirement benefits.

    Acquire & Staff

We provide recruiting and flexible staffing services to process and manage clients’ workforce changes and help our clients effectively develop and deploy their human capital. Our recruiting services include needs identification, candidate sourcing, screening, interviewing, assessment, and offer and hire administration. Our flexible staffing services include needs identification, resource selection and placement, time reporting, invoicing, and conversion to hire.

    Retain & Grow

We provide learning, global mobility, and relocation services to help our clients develop and deploy their human capital effectively. We offer complete learning solutions that include performance review, learning planning, demand management, sourcing, evaluation and assessment, and accounting. Our expatriate global mobility services include plan assignment, candidate selection, pre-departure preparation, on assignment support, and repatriation assistance. Our relocation services encompass relocation initiation, policy briefing and administration, expense processing and accounting, inventory management, and related services such as home sales.

Shared Resources and Service Delivery

We deliver our process management services through an infrastructure of client service centers, web-enabled technology systems, functional applications, and third-party service providers. Our model involves leveraging shared resources to provide consistent HR process management while achieving economies of scale, which we believe enables us to deliver exemplary HR services at a reduced cost.

    Client Service Centers

We have five client service centers, in North Carolina, Tennessee, Texas, Scotland and our developing center in India. These centers house the personnel and systems we use to manage our clients’ transaction, production and service center requirements, including customer service representatives and production operations staff for functions such as payroll processing, benefits administration, training administration, and information technology support and maintenance. These client service centers also contain systems and technology, such as contact/case management systems, imaging and workflow, and HR application software and databases. Our clients’ employees can communicate with the client service centers online through myHRSM, their own intranet systems, or by phone, fax, or e-mail. All of these centers are designed to give us efficiencies and economies of scale by leveraging the functionality, staff and technology of centralized processes and services across many business units for multiple clients. They also provide important redundancies for service continuity purposes.

In connection with various client engagements, we acquired the Texas center at the end of 1999, the North Carolina center in 2001, and the Tennessee center in 2002. Each of these centers had provided some services for the client before we took over. We are continuing to invest in the development of these centers into multi-service, multi-client environments that utilize our ESDMSM to increase efficiency and productivity. We have developed substantial expertise in converting and consolidating clients’ existing HR facilities to the ESDMSM, and our ability to retain key managers and operate these centers during conversion contributed to our ability to transition new client processes relatively quickly.

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

We recently announced our plans to establish a service center in India to pursue further globalization and to provide additional service capabilities to current and future clients. We selected India because of its educated population and relatively low cost of doing business. We expect the India center to begin providing specific process support to our other service centers in the spring of 2003, and we anticipate expanding the process capabilities of the India service center as appropriate to support processing and provide services for existing and future clients.

In the aggregate, we expect that our overall existing service center capacity can accommodate significant expansion of our client base from “greenfield” client opportunities, in which we do not acquire significant amounts of client assets or employees. We also envision selectively developing additional centers in the future, as may be appropriate to handle growth or to take advantage of opportunities to contract with clients that have previously consolidated HR services to some degree and seek to transfer their HR facilities and workforce to us in connection with retaining us for HR process management services.

    Systems, Production Applications

In order to deliver comprehensive, integrated HR process management, we have developed a service infrastructure that relies upon our own intellectual property, licensed components, and third-party vendors.

Performance under our process management contracts requires sophisticated information technology capabilities. All of our clients utilize database tools for their HR information systems, including programs licensed from PeopleSoft USA, Inc. and SAP AG, and some legacy systems. Some of these systems must be replaced or consolidated and others require substantial integration. In most cases, significant interface work is required to integrate the client’s systems with our systems. We assist in these processes, both directly and through vendors we supervise, so that the client’s internal HR information systems provide an adequate platform for integrated HR process management.

Many of our process management capabilities are based upon third-party software that we have selected for service capability and compatibility with our infrastructure. For example, we use an open web platform for workforce planning, hiring and deployment licensed from Deploy Solutions in our delivery of strategic resourcing management. Our relationship with IQNavigator allows us to manage our clients’ temporary staffing needs in an efficient vendor-neutral manner, and our Hireright relationship provides for a variety of automated background screening services in support of client recruiting needs. Our relationships with Docent and SkillSoft assist us in providing employee learning management systems and e-Learning content to our clients.

In general, we manage essential back-end systems, such as HR application management, in order to provide full service accountability and control. We contract with third parties to perform certain services related to applications management. For example, in the fourth quarter of 2001, we contracted with two firms domiciled in India to perform this work at a cost significantly below our historical cost. Application server management and hosting is generally provided by our information technology infrastructure partners, principally Unisys, and backed-up by their business continuity and disaster recovery systems.

Our ESDMSM provides for the integration of software applications and business processes with a client’s own internal information and communications systems to compile and centralize a wealth of HR information. Our myHRSM applications are designed to provide self-service capability to enable our clients’ managers and employees to access and update data and perform certain administrative functions.

    Third-Party Service Providers

Our ESDMSM incorporates the services of third-party vendors in two important ways. First, our process management contracts may include certain services being provided to the client by third-party vendors. At the time we become responsible for a client’s HR organization, we generally assume responsibility for administration of many of these vendors, either by assignment of their contracts to us or through management arrangements. Depending upon a number of factors, including the type of services involved, terms of the vendors’ contracts, and client preferences, over time we may retain the vendor as a service provider to the client within the scope of our contract and under our management, replace the vendor with a new third-party provider under our management, or take over provision of the services ourselves.

Second, in addition to management of third-party vendors who had preexisting relationships with our clients, we also utilize selected third parties to complement our integrated service offering with specialized HR services that can be more effectively and efficiently provided by third-party vendors and subcontractors than through our internal resources. For example, we currently outsource background checks, outplacement, management of various pension and benefit arrangements and some elements of relocation administration. Over time, we may outsource additional elements of our service offering, or bring some elements “in house,” depending upon the availability of appropriately skilled third parties in various areas, competition, the development of our own capabilities, client demands, acquisition opportunities, capital availability and requirements, and other factors.

We believe our familiarity and experience with HR process management and with the market for third-party HR vendors enables us to evaluate whether the services being provided by a third party meet client needs and represent an appropriate blend of quality and value. In addition, we believe we will be able to provide improved service levels and greater cost savings on behalf of our clients through negotiation and management of these third-party vendor contracts.

In June 2001, we entered into a basic framework agreement with Automatic Data Processing, Inc. under which we use ADP as a subcontractor to Exult to provide transactional and administrative services to supplement and enhance our service offering, including specific parts of our payroll processing, benefits and systems integration work, including wage garnishment, tax deposits, flexible spending accounts, and Cobra administration. This relationship with ADP is non-exclusive, and there is no requirement that we or our clients use ADP, or that ADP accept any particular work. In addition, in connection with initiation of the relationship, ADP purchased approximately 1.5 million shares of our common stock for approximately $20 million, and under certain circumstances based upon the amount of business we direct to ADP by July 2005, Exult may require ADP to purchase up to an additional $30 million of stock.

Strategic Consulting Expertise

In November 1999, we acquired the business of Gunn Partners, Inc., a business process improvement consulting company with operations in the United States and Europe. Gunn Partners has been consulting with Global 500 corporations since 1991 on administrative staff functions such as human resources and finance and accounting, as well as procurement, information technology, and customer service. Gunn Partners generates revenue through its own consulting activities. Gunn Partners has provided consulting services to some of the largest companies in the Global 500.

Business Process Management Clients and Contracts

Client Summary

The table below lists our business process management clients and shows for each the contract date, the anticipated base term, the processes we manage and the number of affected employees.

Client	Contract Date	Anticipated Term –Years	Processes	Estimated Affected Employees
Bank of America Corporation (1)	Nov. 2000	10	Substantial HR, Some Finance and Accounting	143,000
BP p.l.c. (2)	Dec. 1999	7	Comprehensive HR	56,000
International Paper Company(3)	Oct. 2001	10	Substantial HR, Some Finance and Accounting	70,000
Pactiv Corporation (4)	Jan. 2003	5	Payroll	10,000
Prudential Financial	Jan. 2002	10	Comprehensive HR, Some Finance and Accounting	47,000
Unisys Corporation	Aug. 2000	7	Comprehensive HR	16,000

(1) The contract with Bank of America Corporation was expanded in March 2001 to include expatriate administration services and in September 2001 to include regional staffing services.

(2) The relationship with BP p.l.c. is reflected by a seven-year Framework Agreement signed in December 1999, pursuant to which two five-year country agreements were entered into, one covering the U.S. and the other covering the U.K. The arrangement with BP has expanded to cover certain persons who became BP employees in connection with BP’s acquisitions of ARCO and Burmah Castrol.

(3) The contract with International Paper has been expanded to include temporary staffing services.

(4) The contract with Pactiv Corporation is a renewal of the original three-year agreement with Pactiv entered into in January 2000.

The column labeled “Contract Date” shows the date each contract was signed. Each client relationship involves a transition period following contract signing during which we prepare for and then assume responsibility for the processes we have agreed to manage. Generally, process take-on is staggered. The transition period can be as short as a few months, and as long as a year or more. In general, the transition period is shorter for “brownfield” clients that already have concentrated their internal management of the processes we are taking over, and longer for “greenfield” clients with less concentration and little take-on of client facilities or employees. Other factors, including contract scope, complexity of information systems integration and geographic dispersion, can affect the transition time.

The column labeled “Anticipated Term – Years” shows the anticipated base term of the contract. Any contract may terminate before the completion of the anticipated term, and may also be extended beyond the anticipated term. In addition, the anticipated revenues under any contract may increase or decrease during its term as client volumes change or the scope of services under the contract change.

The descriptions in the column labeled “Processes” correspond to the items below:

“Comprehensive HR” generally means that the contract covers substantially all of the services we provide within four major categories of services described above.

“Substantial HR” generally means that the contract covers integrated process management for a substantial number of the services we provide within four major categories of services described above, but that a significant number of processes are not included.

“Some Finance and Accounting” generally means that the contract covers accounts payable and expense reimbursement and fixed asset accouting processes, along with some other supporting finance or accounting oriented processes.

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

The column labeled “Estimated Affected Employees” shows the approximate number of employees of the client or its affiliates who have access to or benefit directly from one or more of our services. Different processes we manage for a particular client may have different scopes within the client organization, so not all Estimated Affected Employees of that client have access to, or benefit directly from, all services we provide to that client. The Estimated Affected Employees under each client contract may vary from time to time as a result of increases or decreases in the client’s workforce and expansions or contractions in the scope of our services. Changes in Estimated Affected Employees under a client contract do not necessarily correlate to changes in anticipated revenue under that contract.

Contract Terms

Our business process management contracts have certain common features, as described below.

Responsibilities and Performance Commitments

The contracts all cover multiple processes – some more than others. For each in-scope process, responsibilities are divided between us and the client. In general, we are responsible for systems design and implementation, routine employee communications, data gathering, processing and retrieval, management reporting, vendor management, and overall administration of related functions. The client generally remains responsible for strategic planning, policy decisions, employee relations, legal compliance, and professional resources.

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

The contracts contain multiple responsibilities for us, including both our assumption of responsibility for transaction processing and administration, and transformation of the way HR work is performed over time by the client. The transformation work we do is largely in addition to the work required to initiate and sustain service under the contract, and is ongoing for the life of the contract. Transformation activities include implementation and integration of new systems and tools, process change and standardization, consolidation of related activities, globalization of solutions across the client’s business and geographic reach, rationalization of third-party vendors to produce lower costs and better service and service metrics, establishment of an overall integrated service delivery model and the design and implementation of performance measurements, metrics and reports that support the client’s goals. The process management service contracts also identify specific deliverables associated with the multiple elements described above, in addition to numerous deliverables that are produced for the benefit of the client in the ordinary course under the contract that are not specifically identified in the contract. While these deliverables generally can be completed by third parties, clients choose to obligate us to perform this work to obtain the benefit of our expertise, detailed knowledge and successful track record in implementing change in complex environments.

Fees

Our services, and correspondingly our revenue, can be divided into two categories. The first, which we call “direct managed,” refers to our taking responsibility for processes and tasks that the client had previously performed internally through its own employees. The second, which we call “indirect” or “third party,” refers to our taking responsibility for processes and tasks that the client had previously contracted to receive from third-party vendors.

For direct managed services, our price to our client generally includes a contractually obligated discount from the cost that the client incurred to provide those services to itself. This discount generally takes effect after a transition period of up to approximately one year, and sometimes increases periodically during the contract term. For third-party services, we have generally entered into “gain sharing” arrangements, pursuant to which we attempt to (but are not obligated to) reduce the cost to the client of outside vendors and share with the client any savings we achieve. The sharing ratio is negotiated and varies according to the circumstances. In the future, we may utilize additional pricing mechanisms. For example, we may charge for direct services on a transaction basis, and we may offer guaranteed savings to clients on our assumption or management of third-party vendor arrangements.

We also provide additional services to clients on a case-by-case basis at negotiated time and materials or project rates.

Termination

All of the contracts may be terminated by the client for “convenience” after a certain point in the contract term. This point varies from client to client, ranging up to five years from contract signing; it is January 2004 for Pactiv Corporation, July 2004 for Prudential Financial, January 2006 for International Paper Company, and has passed for Bank of America Corporation, BP p.l.c. and Unisys Corporation.

In case of termination for convenience, the client is generally required to provide 6-12 months notice and compensate us for certain costs of winding down the contract. An early termination payment to us may also be required. The amount of the early termination payment generally declines over time, and in some cases diminishes to zero before the end of the anticipated contract term. Payments are designed to help defray the unrecovered expenses we incur in implementing the contract, including diligence, transition, set-up and installation costs, and may provide some compensation to us, but they are not adequate substitutes for the revenue or profit that could be lost as a result of contract termination.

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

Business Expansion

Our sales pipeline consists of potential expansions of contracts with existing clients, as well as potential contracts with new clients. We currently define the highly qualified portion of the new contract pipeline as “frontlog.” These are the contract prospects which we have identified as highly desirable, the client is seriously assessing the advisability of outsourcing its HR processes, has generally agreed to go forward on a sole-source or limited competitive proposal solicitation basis and for which a non-disclosure agreement has generally been executed. From time to time we publicly discuss our estimated frontlog in order to provide investors with information that is relevant to an understanding of our business. These estimates are based upon our assumptions regarding potential scope and pricing, and assume an average ten-year contract term. Frontlog estimates are not representations; the sales cycle for our services is long and complex and the pipeline is fluid, so the frontlog does not represent any assurance of future revenue and it is impossible to predict in advance which prospects may become clients or how quickly contracts may be signed.

Each of our client contracts has a defined scope that is narrower than the client’s overall HR administration. Clients retain responsibility for various processes because of internal expertise, established relationships, strategic sensitivities or other reasons. Portions of each client’s employee base may be excluded for geographic or organizational reasons. We view these situations as growth opportunities within our existing contract base, particularly in relation to those contracts whose initial scope is only for “Substantial HR processes” as defined above, and we actively seek to capitalize upon such growth opportunities by marketing additional services. Our clients generally are not required to give us more business, so we rely upon our performance record and the value we deliver to motivate our clients to increase the size of our existing contracts.

Our current operations are in the U.S., the U.K. and India. Our aspirations are global. We have existing clients with overseas operations that represent growth opportunities for us, and we are currently pursuing new business opportunities that could lead us into other countries. However, overseas expansion requires capital investment and presents several operational challenges, including cultural and language differences, legal and regulatory requirements, and significant investment of management time. We plan to expand the geographic scope of our business as appropriate based upon client opportunities, and as our resources permit without compromising service delivery in our existing contract base.

Revenue and Margins

When we sign a new process management contract, we typically announce our estimate of the revenue potential for that contract over its anticipated term. These estimates are intended to provide information that is relevant to an understanding of our business, but are not a representation or guaranty regarding future performance. Initially, our information about a new client’s historical volumes and costs for the HR processes we take on is imperfect, and verification procedures that take place after contract announcement may result in reduction in our fees. Further, our revenue expectations for each contract change over its life. Factors that can cause our revenue expectations for a given contract to increase include expansion of the contract to add processes or employee subpopulations not included in the original scope, client requests that we perform work on a separately billed project basis, volume increases that result from increasing workforce demands and the impact of inflation adjustments which are applicable to certain portions of our fees and certain of our contracts.

Factors that can cause our revenue expectations for a given contract to decrease include client financial difficulties or business contractions that lead to reductions in workforce or discretionary spending on services such as staffing and training; amendments agreed to by us which reduce the scope or revenue for services; early termination of client contracts in whole or part, whether resulting from adverse developments in the client’s business or the client’s exercise of discretion; insourcing or retention by the client of processes previously contracted to us (subject to our approval as required under the terms of the contract); non-assignment to us of third-party vendor contracts that we initially envisioned taking over from the client; and other circumstances within the client’s organization. In addition, our receipt of revenue under any particular contract may be delayed if transition of the client’s processes to our infrastructure takes longer than anticipated. While our contracts with our clients may contemplate further expansion, this may not occur, and if it does occur, significant additional expenditures by us may be required to fund such expansion. In addition, our process management contracts generally permit our clients to impose financial penalties against us for specified material performance failures. Similarly, a number of factors could cause our estimates of contract costs to increase, including the need to invest in additional infrastructure and to implement new technologies, maintain our competitive position, and meet our client service commitments. Some of these dynamics have resulted in decreases from our original estimates of anticipated revenue and margins from various contracts.

Once we have announced estimated revenue potential for a new contract, we generally do not undertake to update that estimate to reflect all of these changes. Rather, we try to maintain a reasonably current estimate of the aggregate anticipated revenue for our entire contract base.

Our revenue is broadly divided into two categories: revenue associated with direct managed processes, and revenue derived from third-party processes. We anticipate that gross margin associated with direct managed revenues will generally be greater than gross margin associated with third-party processes. It is important to our value proposition to the client that we manage both types of processes in order to fulfill our mission to be the single point of accountability for all HR processes on their behalf. However, our overall gross margin may vary as the mix of revenue changes between direct managed and third party.

Sales and Marketing

Our sales efforts target senior executives of Global 500 corporations, through professional relationships and introductions, and through an increasing component of inquiries directly received from the client prospect. These inquiries can be in the form of information meetings or Requests for Proposals (“RFP”s). Due to the importance of these senior executive relationships, most of our selling efforts involve the active participation of our executives. We employ a team approach to business development, working with colleagues in our information technology delivery, client services centers, strategy and other functional areas to identify, qualify and prioritize prospects, manage due diligence processes, negotiate contracts, and craft specific solutions for our clients.

We have focused our marketing efforts on creating awareness of the comprehensive nature of our ESDMSM solution and establishing Exult as the leader in this new market primarily through market research, information pieces and written articles published for industry trade press, public relations activities, seminars, speaking engagements and relationships with industry analysts. The goal of these activities is to promote Exult as the leading provider of comprehensive HR services, and to publicize the advantages of integrated HR process management. We have also pursued client lead generation in a more targeted manner through direct sales contacts.

Competition

We believe our primary competitors are human resource departments within Global 500 corporations who may be averse to outsourcing. This is another key reason why we focus our sales and client relationship efforts on senior executives, including in particular those in charge of HR. We also believe we are in competition with third parties including certain information technology outsourcers and broad-based outsourcing and consultancy firms that are now providing or may seek to provide HR business process outsourcing services; companies that provide a discrete group of transactional services, such as payroll or benefits administration, and aspire to provide additional services; and other consulting companies that perform individual projects, such as development of HR strategy and HR information systems. Historically, most of these vendors have focused upon discrete processes, but many of them are now promoting integrated process management offerings that may be viewed as competitive with ours. We expect competition to increase, and competitors to develop broad service capabilities that match ours.

Employees

As of January 31, 2003, we employed 1,359 people, including approximately 1,101 in our client service centers, approximately 162 in information technology, approximately 39 in consulting and approximately 57 in general & administrative roles.

Available Information

Our Internet address is www.exult.net. Beginning from at least November 15, 2002, we have made available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC.

Risk Factors

Any of the following risks and uncertainties could adversely affect our business, financial condition or results of operations. Other risks and uncertainties may also have an adverse affect upon our business. The risks described in this report, and other risks that may become apparent from time to time, should be considered in assessing the Company’s prospects.

We have a limited operating history.

We entered into our first process management contract in December 1999. Our success depends on our ability to develop and implement a high quality, cost-effective service offering, operate it profitably, produce satisfactory results for our clients and attract new clients. While we have met our development objectives to date, and we believe our current clients have perceived our services as beneficial, we have not been in operation long enough to judge whether we can accomplish all of these objectives. Accordingly, our revenue and income potential and future operating results are uncertain.

We currently depend on a small number of clients for most of our revenue. If any of these clients were to substantially reduce or stop using our services, or if we experience significant, repeated performance failures in providing services to these clients, our reputation and future revenues would be seriously impaired.

We have six outsourcing clients, and we anticipate that revenue from Bank of America Corporation, BP p.l.c., International Paper Company, and Prudential Financial will represent a substantial portion of our revenue through 2003 and possibly in future periods. For fiscal 2002, these clients collectively accounted for approximately 92% of our revenue. We believe our ability to secure future clients and revenues will be largely dependent upon our ability to perform and achieve the contracted service levels and cost savings for our current clients.

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

As our business matures, the original terms of our major contracts will begin to expire. For example, our agreements for services to BP in the U.S. and U.K. will expire late in 2004. We anticipate seeking to renew contracts as they expire, but clients are not obligated to renew and various factors, including changes in the client organization or in the market for HR outsourcing services, could cause clients to take services back in-house or contract with other vendors. Further, we might choose not to bid on renewal, or not to bid aggressively, due to limited profit opportunity with the client, changes in our business model, or other factors. For example, in 2002, one small client migrated to a middle-market vendor upon expiration of its contract with us. This was not significant to us because the client would have represented less than 1 percent of our 2002 revenue, mostly from payroll services, and was not a candidate for our broad-based, integrated services offering. But it does illustrate the fact that our client relationships should not be considered permanent.

If any of our major clients were to substantially reduce or stop using our services, or if we experience significant, repeated performance failures, our reputation and future revenues would be seriously impaired. We expect to face similar risks with other significant clients until our business model and service offering are more firmly established.

Our client contracts and vendor relationships may not yield the results we expect.

We maintain estimates of our aggregate anticipated annual revenue for our entire contract base. We may from time to time disclose some of these estimates. All of these estimates change as our contracts evolve, and a number of factors can cause our revenue expectations to decrease. These factors include client financial difficulties or business contractions that lead to reductions in workforce or discretionary spending on services such as staffing and training; amendments agreed to by us which reduce the scope or revenue for services; early termination of client contracts in whole or part, whether resulting from adverse developments in the client’s business or the client’s exercise of discretion; insourcing or retention by the client of processes previously contracted to us (subject to our approval as required under the terms of the contract); non-assignment to us of third-party vendor contracts that we initially envisioned taking over from the client; and other circumstances within the client’s organization. In addition, our receipt of revenue under any particular contract may be delayed if transition of the client’s processes to our infrastructure takes longer than anticipated. While our contracts with our clients may contemplate further expansion, this may not occur, and if it does occur, significant additional expenditures by us may be required to fund such expansion. In addition, our process management contracts generally permit our clients to impose financial penalties against us for specified material performance failures. Similarly, a number of factors could cause our estimates of contract costs to increase, including the need to invest in additional infrastructure and to implement new technologies, maintain our competitive position, and meet our client service commitments. Changes in estimates could adversely affect our reported results and future prospects.

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

We might not be able to achieve the cost savings required to sustain and increase profits under our contracts

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

Our business model inherently places ongoing pressure on our operating margins. We must respond by transforming clients’ HR operations to more efficient processes, reducing costs, and continuously improving our service efficiency and vendor management. We must also continue to grow our business so that our costs are spread over an increasing revenue base. If we stop improving, our ability to sustain and increase profitability will be jeopardized. Further, meaningful, positive operating margins may be more difficult to achieve in the portion of our revenue attributable to third-party vendors, which through 2002 has represented somewhat more than half of our process management outsourcing revenue and is expected to continue to be a large part of our business. Our third-party vendor business is composed of several different types of processes across numerous vendors. Each process and vendor combination must be rationalized, eliminated, and/or moved to our internal operation. The results of these efforts may yield substantially varying margins on a process-by-process basis. Accordingly, until we are able to develop substantial portions of our third-party vendor business to the point that it generates meaningful operating margins, our overall margins and profitability will rely upon strong performance in the “direct” process management and project and consulting services that make up the balance of our revenue.

Achieving the efficiency we need to sustain and increase our profitably depends upon our ability to continue to develop our process operations and our ESDMSM into a standardized management system that can be operated from our client service centers and extended to multiple clients with limited client-specific adaptation and modification. The actual cost reductions we are able to achieve will vary by client for a variety of reasons, including the scope of services we agree to provide and the existing state of our clients’ departments and processes. To sustain and increase our profitability we must transform clients’ HR operations by standardizing, centralizing, and simplifying their processes, notwithstanding the complexity of their existing systems and potential resistance by some parts of the client organization to change. If we miscalculate the resources or time we need to perform under any of our contracts, or if our transformation efforts are not as successful as we anticipate, the costs of providing our services could exceed the fees we receive from our clients, and we could lose money.

Our ESDMSM is evolving and requires ongoing development.

We are still developing the Exult Service Delivery ModelSM and our service delivery infrastructure, and our ability to continue to deliver and expand our broad process management solution depends upon our ability to assemble and manage our own systems and capabilities and third-party vendors into an integrated and efficient delivery platform. Our clients use disparate information systems and operating methods, and transitioning their processes to our operating platforms requires significant technology and process integration. We often must adapt or develop new systems and processes to accommodate various clients’ needs. Clients’ employees may access and utilize our myHRSM solution and systems through interfaces that require significant development and integration of many independent programs and complex functions, as well as ongoing revision, adaptation and maintenance. If we fail to develop a client’s service delivery infrastructure in accordance with the specifications and delivery milestones agreed upon, or if we are unable to complete development of scalable systems and achieve the functionality we expect, our ability to deliver our services and achieve our business objectives in general could be seriously impaired.

Our proportional cost method of accounting relies upon assumptions, estimates and policies that may change over time; such changes may have significant adverse effects on our reported results of operations.

Use of proportional cost accounting requires us to make assumptions and estimates and implement relevant policies and our use of proportional cost accounting may result in adverse changes in periodic financial results. Assumptions affect various matters, including when reasonably dependable estimates of revenue and cost under any particular contract can be made. Estimates of life-of-contract revenue and cost form the basis of reported operating results. Policies dictate crucial matters such as how and when estimates are made and revised and how costs are allocated. These assumptions, estimates and policies involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles, and other factors. Further, initially foreseen effects could change over time as a result of changes in assumptions, estimates and policies.

From the time we begin providing services under a long-term outsourcing contract until the contract reaches operational stability, we limit the amount of revenue recognized under our proportional cost methodology to amounts that have been or can be currently billed under the terms of the contract. Once the contract reaches operational stability, we discontinue this limitation and adjust the cumulative revenue recognized to date for that contract to fully reflect the then-current estimates of profitability for the contract over its term. Thereafter, we recognize revenue and profit as work progresses based upon the proportion of costs incurred to total expected costs for the life of the contract. Each of our multi-year outsourcing contracts can generally be expected to contribute to unbilled receivables once the revenue recognition limitation is discontinued for that contract because early implementation costs will generally result in recognition of revenue in excess of contract billings early in the contract term. The amount of unbilled receivables associated with that contract is then expected to diminish gradually over the remainder of the contract term as billings exceed revenue recognized. However, if a contract were to terminate early, any remaining unbilled receivable and any other client-specific capitalized costs associated with that contract would be recognized as a cost in the period in which termination occurs, to the extent that they exceed termination payments we are entitled to recover. Termination payments may not be sufficient to defray the entire unbilled receivable and any other client-specific capitalized costs, and the net write-off may be significant and could have a material adverse effect on our results of operations. As of December 31, 2002, we had unbilled receivables of approximately $7.1 million. We expect unbilled receivables to increase as our business grows.

Proportional cost accounting requires us to maintain estimates of life-of-contract revenue and cost for each of our multi-year outsourcing contracts. All estimates are inherently uncertain and subject to change to correct inaccurate assumptions and changes in circumstances. In an effort to maintain appropriate estimates, we review each of our long-term outsourcing contracts on a regular basis. If we determine that our cost estimates for a contract are too low, or our previous revenue estimates are too high, we will change our estimates in the period in which the determination is made, resulting in the recognition in that period of the cumulative portion of the revision which applies to prior periods. The amount by which prior period revenue and gross profit was higher than it would have been if the updated estimates had been applied during prior periods would result in a reduction of revenue and gross profit in the period that the estimates are changed, and the lower estimated margin would reduce our future gross profit outlook. The magnitude of these effects would increase proportionately with the size of the contract, the extent of the change in estimates, and the duration of the prior period to which the updated estimates must be applied. Some of these effects could be significant. Further, because we have a relatively small number of long-term outsourcing contracts and high client concentration, changes in estimates for a single client contract could have a material adverse effect on our results of operations.

Pending rulemaking may affect our accounting.

Accounting rulemaking bodies and the staff of the SEC have promulgated new rules and interpretations related to accounting for long-term service contracts, including the recently released Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” We believe, based upon our analysis and consultation with our advisors, that our accounting for our existing long-term contracts is not inconsistent with these new rules and interpretations. However, developments in applicable accounting rules and their interpretation may require us to adopt different accounting for long-term contracts.

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

We expect most of our future revenue growth to come from new client engagements. However, because we are a relatively new company and are still developing components of our service offering and because the size of our client engagements tends to be relatively large, our ability to take on multiple new client engagements concurrently is limited. This limitation may negatively affect our revenue growth until we have developed to the point that our services can be extended more rapidly across a greater number of clients.

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

After a new client contract is signed, we generally convert the client’s HR processes to our systems and infrastructure. This transition period can take from three months to over one year and may involve unanticipated difficulties and delays. Transition usually takes longer for “greenfield” clients that have not centralized their HR operations than for “brownfield” clients that have consolidated HR operations that we can take over in place. We cannot realize the full efficiencies of providing services to the client through our infrastructure until this transition is complete. Therefore, any increase in our revenues that could be expected from new agreements will generally be delayed for several months after the contract is signed, and it could take a significant amount of time for new agreements to contribute significantly to profits or cash flow. We attempt to negotiate long-term contracts in order to give us time to complete the transition and earn a profit, but if implementation of our service model is delayed, or if the client terminates our engagement early for convenience or because we do not meet our service commitments, we might experience no return, and possibly a loss, on our substantial investment of time and resources in that client.

Our new business objectives may not be realized.

Our sales pipeline consists of potential expansions of contracts with existing clients, as well as potential contracts with new clients. From time to time, we publicly discuss our estimated frontlog (as heretofore defined) in order to provide investors with information that is relevant to an understanding of our business. These estimates are based upon our assumptions regarding potential scope and pricing, and assume an average ten-year contract term. Frontlog estimates are not representations; the sales cycle for our services is long and complex and the frontlog is fluid, so the frontlog does not represent any assurance of future revenue and it is impossible to predict in advance which prospects may become clients or how quickly contracts may be signed or implemented.

There is no assurance that we will sustain profitability and positive cash flows.

The fourth quarter of 2002 was our first profitable quarter since our formation. We have not yet had a profitable fiscal year, and the creation of our business has consumed significant amounts of cash. We incurred net losses of $94.8 million, $74.7 million and $10.6 million for the years ended December 31, 2000, 2001 and 2002, respectively. We may incur net losses in future periods as we continue to develop our service offering and transition new business. While we do not enter into contracts for which we expect to incur a loss, and although we estimate and model each of our client contracts to be individually profitable, due to our rapid growth and other factors described in this report, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. Further, our ability to sustain positive cash flow depends upon a number of factors, including fuller utilization of our infrastructure and achievement of additional scale in our business. Cash flow can vary significantly from quarter to quarter for various reasons, including investments we make in connection with new client transitions and strategic initiatives and timing differences between our receipt of payments from our clients and payments to our vendors.

From time to time we make projections about our future operating results, including the amount of potential profitability and cash flows. These projections are estimates intended to provide information that is relevant to an understanding of our business, but are not a representation or guaranty regarding future performance. The timing and magnitude of any profitability and positive cash flows we may achieve depends upon a number of factors including those set forth in these Risk Factors and in our other filings with the SEC.

Due to economic conditions, we failed to achieve some of the revenue growth we had originally anticipated in 2002. In order to compensate for this and to enhance our ability to reach our goal of achieving profitability for the fourth quarter of 2002 and beyond, we initiated a cost reduction program in the fourth quarter of 2002. This program includes measures such as overhead facilities consolidations and limited headcount reductions that may need to be reversed to support long-term growth. The program also includes various reductions in manager discretionary compensation and discretionary employee benefit programs that are not sustainable in the long run. Accordingly, our ability to maintain future profitability may depend ultimately upon revenue increases.

We may need additional capital, which might not be available or might dilute existing stockholders.

For the years ended December 31, 2000, 2001 and 2002, we used cash of $56.2 million, $35.0 million and $5.5 million, respectively, in operating activities and $23.8 million, $21.4 million and $38.1 million, respectively, to fund expenditures for direct contract costs and acquire property, plant and equipment as well as certain intangible assets. Ongoing development and expansion of our infrastructure and service capacity, acquiring new client contracts and transitioning their services requires significant capital investment. We may need to raise additional funds through public or private debt or equity financings in order to maintain adequate cash balances to satisfy the expectations of prospective clients; finance acquisitions, new client contracts with capital investment requirements, and other strategic opportunities; and address operating issues. If we are required to raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Further, such equity securities may be sold at prices below those paid by existing stockholders, and have rights, preferences or privileges senior to those of our common stock. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all, and if we need additional funds but cannot obtain them, our ability to fund our operations or strategic initiatives may be impaired.

To succeed we must hire, assimilate and retain key personnel, open new client service centers, assimilate our clients’ personnel and systems and expand our own systems and controls.

To sustain and increase profitability, we must extend our service model across many client organizations and gain additional critical mass in the size and breadth of our operations. Our ability to achieve growth depends upon the following essential elements:

•	The market for skilled employees can be competitive, and we must be able to hire, train and retain key personnel including managers, human resources specialists, web and Internet technologists and programmers, business development and process management specialists and technical and customer support personnel.

•	We currently have five client service centers, in North Carolina, Tennessee, Texas, Scotland and our developing center in India. These centers are designed to handle our existing client demands, and have capacity to handle anticipated near-term growth in our service volumes, but we may need to open new client service centers to handle significant additional growth in our business. We must devote substantial financial and management resources to launch and operate new centers successfully, and we may not select appropriate locations for these centers, open them in time to meet our client service commitments or manage them profitably.

•	As we assume responsibility for the existing HR departments of our clients, we must be able to assimilate certain HR personnel from these clients and integrate disparate systems, procedures, controls and infrastructures.

•	If we do not manage growth effectively, our ability to perform under our contracts may be jeopardized and our reputation may be harmed.

Our quarterly financial results are volatile and may cause our stock price to fluctuate.

Our quarterly financial results have varied in the past and are likely to vary significantly in the future. It is possible that in some future quarter or quarters our financial results will be below the revenue or profit or cash flow expectations of public market analysts or investors. If so, the market price of our common stock may decline significantly. Factors that may cause our results to fluctuate include but are not limited to:

•	the growth of the market for our HR services and our ability to obtain new client contracts;

•	our ability to continue to execute successfully on client contracts;

•	the length of the sales and integration cycle for our new clients;

•	cancellations or reductions in the scope of our contracts;

•	delays in transitioning various client processes to our infrastructure;

•	changes we may make in our estimates of revenues and costs pursuant to our proportional cost method of accounting for our outsourcing contracts;

•	our ability to develop and implement additional service offerings and technologies;

•	our ability to successfully market and sell to our clients complementary third-party products and offerings that we have purchased in advance of client orders;

•	the introduction of comprehensive HR services by new and emerging competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to manage costs, including personnel costs, support services costs and third-party vendor costs;

•	the timing and cost of strategic initiatives and openings or expansions of client service centers; and

•	our ability to sustain overall profitability.

We have in the past purchased assets and hired personnel from our clients. On a proportionately more limited basis, we expect to continue such transactions in the future. Client asset acquisitions may result in amortization expense and other charges. In addition, rationalizing headcount and facilities consolidation following transition of client processes to our systems may result in severance and closing expenses. As our business evolves, we may from time to time incur costs for severance and infrastructure consolidation, as well as costs relating to the implementation of new organization structures, technologies, processes and other changes in our business. These costs will reduce our reported earnings. Our service delivery infrastructure is represented by significant tangible and intangible assets reflected on our balance sheet. Our existing assets and infrastructure can accommodate some growth in our business, and we expect our capacity to increase in the future, both as a result of acquisitions of new assets and efficiency improvements in our Exult Service Delivery ModelSM. We try to maintain sufficient assets and capacity to support reasonably anticipated business growth without carrying excessive assets or idle capacity. To the extent that we might in the future determine that our assets or the capacity of our service delivery infrastructure exceed our reasonably anticipated needs, it may be necessary to take a charge to operations for excess assets or capacity, which would reduce our reported earnings.

We could experience damages, service interruptions or failures at our client service centers or in our computer and telecommunications systems.

Our business could be interrupted by damage to or disruption of our client service centers, computer and telecommunications equipment and software systems from fire, power loss, hardware or software malfunctions, penetration by computer hackers, computer viruses, natural disasters, vendor performance failures or insolvency, and other causes. We may lose data. Our clients’ businesses may be harmed by any system or equipment failure we experience. As a result of any of the foregoing, our relationships with our clients may be impaired, we may lose clients, our ability to attract new clients may be adversely affected and we could be exposed to contract liability. We cannot be certain that we will be able to route calls and other operations from an affected center to another in the event service is disrupted and we may not be able to recover data used in our operations. In addition, in the event of widespread damage or failures at our facilities, we cannot guarantee that the disaster recovery plans we have in place will protect our business.

We are subject to risks associated with our international operations.

We believe multinational capabilities will be important as the competitive market for outsourcing evolves and our business strategy includes international expansion. We have broadened the geographic scope of services we deliver to our clients from United States and United Kingdom operations to Indian operations in the first quarter of 2003, and we expect to continue to expand our international operations in the future as we take on additional large, multinational clients. Overseas expansion requires capital investment and presents significant risks and operational challenges. Foreign legal and regulatory requirements, affecting business operations in general as well as human resources processes in particular, may be complex and require significant investment in compliance capabilities. We do not yet have the expertise required to deal effectively with different countries’ workplace practices, and developing this expertise could be expensive and time consuming. Tariffs and other trade barriers, high taxes, political instability, and international currency exchange rates and related issues may increase the cost and risks associated with overseas operations. We must design and operate web sites and other service delivery components that are accessible by employees of overseas clients, and differing technology standards and Internet regulations may affect access to and operation of our web sites and our clients’ web sites. If we address our need to develop overseas service delivery capabilities by entering into strategic relationships with local overseas providers, our client service in those areas will depend upon third parties and our ability to address potentially complex systems integration, service delivery, and relationship issues. Because of these and other factors, overseas operations will require significant financial and management resources and may be more prone to service delivery errors and delays, which could damage our reputation and jeopardize existing contracts.

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

One of our service centers is in India, and some of our vendors are also located there. In the future, we may open new service centers or work with new vendors in other areas of political instability. Acts of war, terrorism or political unrest could disrupt our operations or those of our vendors and impair our service delivery capabilities, resulting in damage to our reputation and potential material adverse effects on our business, results of operations and financial condition.

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

In general, the employment of our key personnel may be terminated by either us or the employee at any time, for any reason without cause or advance notice subject to severance benefit obligations under some circumstances.

The market for our services and our revenue growth depends on our ability to use the Internet as a means of delivering human resources services.

We rely on the Internet as a mechanism for delivering our services to our clients and achieving efficiencies in our service model, and this reliance exposes us to various risks.

•	We use public networks to transmit and store extremely confidential information about our clients and their employees. We may be required to expend significant capital and other resources to address security breaches. We cannot be certain that our security measures will be adequate and security breaches could disrupt our operations, damage our reputation and expose us to litigation and possible liability.

•	Our target clients may not continue to be receptive to human resources services delivered over the Internet because of concerns over transaction security, user privacy, the reliability and quality of Internet service and other reasons. In addition, growth in Internet traffic may cause performance and reliability to decline. Interruptions in Internet service and infrastructure delays could interfere with our ability to use the Internet to support our ESDM SM , which could disrupt our service delivery and expose us to contractual service credit penalties or damages for breach. Further, repeated Internet service failures could impair our revenue growth and results of operations.

•	Laws and regulations may be adopted relating to Internet user privacy, pricing, usage fees and taxes, content, distribution and characteristics and quality of products and services. This could decrease the popularity or impede the expansion of the Internet and decrease demand for our services. Moreover, the applicability of existing laws to the Internet is uncertain with regard to many important issues, including property ownership, intellectual property, export of encryption technology, libel and personal privacy. The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services, could also harm our business.

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

Our current and potential competitors include in-house HR departments of our target clients, as well as technology outsourcers, single-service providers, and consulting firms that are trying to expand their offerings to include broad HR offerings. We expect that the predicted growth of the HR outsourcing market will attract and motivate more competitors to assume responsibility for broad integration of HR processes.

Several of our existing or potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their customers and key product and service suppliers than we do. Our competitors may be able to:

•	develop and expand their delivery infrastructure and service offerings more quickly;

•	adapt better to new or emerging technologies and changing client needs;

•	take advantage of acquisitions and other opportunities more readily;

•	establish operations in overseas markets more rapidly than we can;

•	devote greater resources to the marketing and sale of their services; and

•	adopt more aggressive pricing policies.

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

Our business is also increasingly affected by privacy legislation in the United States. Although the United States does not have comprehensive privacy legislation like the EU and many other countries, a variety of new federal and state laws are beginning to present compliance challenges. For example, the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) has new privacy regulations that will impact our business operations. HIPAA’s privacy regulations protect individually identifiable health information relating to the mental and physical health condition of individuals. This law grants consumers expanded control over the access and use of their protected health information. Covered entities may only use an individual’s protected health information for purposes related to health care and all disclosures of health information must be limited to the minimum necessary for the purpose of the disclosure. In addition, covered entities must have proper security measures and policies to guard data integrity, confidentiality and availability. As a service provider to our clients for the processing of protected health care information, we are required to enter into written agreements with affected clients to ensure our compliance with HIPAA. Similarly, we are obligated to pass through similar compliance obligations to our vendors and subcontractors that assist us with the handling of health information for the benefit of our clients.

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

Our executive officers, directors and their respective affiliates have the right to vote approximately 54% of our outstanding common stock as of December 31, 2002. As a result, these stockholders, acting together, have the ability to control matters requiring stockholder approval, including the election of directors and mergers, consolidations and sales of all or substantially all of our assets. These stockholders may have interests that differ from other investors and they may approve actions that other investors vote against or reject actions that other investors have voted to approve. In addition, this concentration of ownership may also have the effect of preventing, discouraging or deferring a change in control of Exult, which, in turn, could depress the market price of our common stock.

Our stock price is likely to be highly volatile.

The price at which our common stock trades has fluctuated significantly and is likely to continue to be highly volatile. From our IPO in June 2000 through January 31, 2003, the sales price of our stock, as reported on the Nasdaq National Market, has ranged from a low of $1.97 to a high of $19.85. We are a relatively new company without a history of profits, and we utilize the Internet and a technology infrastructure to deliver our services. The share prices for other companies with similar characteristics have at times increased to levels that bore no relationship to their operating performance, and at other times have declined dramatically, even without apparent changes in their business.

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

Item 2. PROPERTIES.

Facilities

Headquarters. Our corporate headquarters are located in approximately 22,000 square feet of office space in Irvine, California under a lease that expires in June 2008. Our lease agreement for this facility requires monthly base rental payments of approximately $41,000.

North Carolina Service Center. We lease approximately 96,000 square feet of office space for our shared service center in North Carolina under a lease that expires in November 2010. We prepaid the rent through 2010 under the North Carolina lease as part of the consideration for our sale of stock to Bank of America Corporation.

Tennessee Service Center. We lease approximately 63,000 square feet of office space for our client service center in Tennessee under a sub-lease from International Paper Company that requires monthly base rental payments of approximately $46,000 and has a term that is coextensive with the term during which Exult provides HR process management services to International Paper Company, subject to earlier termination if International Paper’s master lease on the premises terminates.

Texas Service Center. We lease approximately 71,000 square feet of office space for our client service center in Texas under a lease that expires in March 2006 and requires monthly base rental payments of approximately $46,000.

Scotland Service Center. We lease approximately 31,000 square feet of office space for our client service center in Scotland under a lease that expires in March 2010 and requires quarterly base rental payments of approximately 132,000 British Pounds. The landlord or we may terminate the lease in March 2005 with 12 months prior notice.

India Service Center. We control approximately 16,500 square feet of office space under a month-to-month site license for our client service center in India. The monthly cost is approximately $30,000. In January 2003, we entered into an agreement to move into a new space with approximately 36,000 square feet, and an option for an additional 12,000 square feet. We expect to move into the new space during the latter part of 2003, and our monthly lease costs will be approximately $67,600, or $91,500 if we exercise the option. The monthly site cost also includes various services provided by the owner of the property in support of our operations in India. The term of the new arrangement is three years from the date of occupancy, with an option to extend for an additional three years.

Other Leases. We lease approximately 9,000 square feet of office space in London under a lease that expires in June 2010 and provides for monthly base rental payments of approximately 36,000 British Pounds per month. This space houses our UK corporate administrative offices, which we have downsized. We are currently negotiating to sublease a portion of this space. We also lease relatively small amounts of office space for our consultants in various locations in the U.S. and abroad. Finally, we have small numbers of employees providing various services from office space in approximately 15 locations throughout the US, which we occupy under prepaid site licenses from Bank of America; and we have similar site license arrangements covering two International Paper Company locations.

Intellectual Property

We regard the protection of our trademarks, service marks, copyrights, trade secrets and other intellectual property rights as critical to our future success. We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in products and services. We currently have service mark registrations in the United States for the marks EXULT; PROCESS EXCELLENCE, PROVEN RESULTS; and our logo. We have pending service mark applications in the United States for the marks MYHR, EXULT SERVICE DELIVERY MODEL, ESDM and EXULT EHR. We have also filed service mark applications for some of these marks as well as similar marks in Australia, Canada, the European Union and Switzerland. We cannot guarantee that we will be able to secure registrations of our marks domestically or in any foreign country. Our inability to register and protect marks could require us to stop using them or to share them with others, which could cause confusion in the marketplace and harm our business.

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

Item 3. LEGAL PROCEEDINGS.

We are from time to time parties to legal proceedings, lawsuits and other claims incident to our business activities. Such matters include, among other things, assertions of contract breach and claims by persons whose employment with us has been terminated in connection with facilities consolidations, headcount rationalizations, outsourcing of certain operational functions, including in some cases to offshore vendors, and other measures that we have undertaken and expects to continue to undertake in the ordinary course of our business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of December 31, 2002. However, based on our knowledge at the time of this report we believe that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report, either by proxy solicitation or otherwise.

Executive Officers and Certain Significant Employees of the Registrant

Set forth below are the names, ages, positions and business backgrounds of the Company’s executive officers and certain significant employees.

James C. Madden, V, 41, has been our President and Chief Executive Officer since November 1998 and the Chairman of the Board since February 2000. Mr. Madden served as the Corporate Chief Financial Officer at MCI Systemhouse, the outsourcing unit of

MCI, from June 1997 to November 1998. From June 1995 to June 1997, Mr. Madden served as the President of the United States and Latin American Divisions, and from January 1994 to June 1995, he was the General Manager of MCI Systemhouse’s Pacific Region. He first joined MCI Systemhouse in 1993 as Vice President and Managing Director of the Los Angeles office. Prior to joining MCI Systemhouse, Mr. Madden was a Principal at Booz-Allen & Hamilton from 1991 to 1993. Mr. Madden began his career with Andersen Consulting (now Accenture), where he created and led Andersen’s first outsourcing practice on the West Coast. Mr. Madden received his B.B.A. degree in Finance and B.A. degree in Geology from Southern Methodist University. Mr. Madden was elected to the Board in 1998.

Kevin M. Campbell, 42, joined us as Operations President in May, 2000, and became Chief Operating Officer in June 2001. Before joining Exult, Mr. Campbell was a partner with Ernst & Young, LLP from August 1999 to May 2000, and was Director of the Products Market for its Global Operate practice for business process and information technology outsourcing. Before joining Ernst & Young, Mr. Campbell was with Andersen Consulting (now Accenture) for 17 years, including nine years as a partner. At Andersen Consulting, Mr. Campbell served at different times as the Global Managing Partner for business process management for the Resources Market Unit; America’s managing partner for business process management for the manufacturing industry; and partner in charge of the northeast region’s electronics and high-tech market. Mr. Campbell has a B.S. degree in Management from Boston College.

Michael F. Henn, 54, joined Exult as Chief Financial Officer and Treasurer in April 2001. From July 2000 through March 2001, Mr. Henn was President of The Meyers Group, a provider of information analysis and consulting services to the United States residential development industry. From 1994 to 2000, Mr. Henn served as Senior Vice President and Chief Financial Officer of KB Homes, formerly known as Kaufman and Broad Home Corporation. From 1985 to 1994, Mr. Henn was Executive Vice President, Chief Financial and Administrative Officer of the Vons Companies. Mr. Henn received an M.B.A. degree and a B.S. degree in Finance from Northern Illinois University.

Stephen M. Unterberger, 44, joined Exult as Executive Vice President and Chief Operating Officer in February 1999. He became Chief of Service Delivery in June 2001, and has served as Corporate Executive Vice President, Business Model Operations since January 2003. Prior to joining Exult, Mr. Unterberger served as the Vice President and Operating Executive of the United States Division of MCI Systemhouse from December 1997 to February 1999, and as its Vice President, Western Region from September 1996 to December 1997. From January 1994 to September 1996, Mr. Unterberger managed large consulting and outsourcing engagements for MCI Systemhouse. From September 1988 to January 1994, Mr. Unterberger served with Price Waterhouse in its information technology management consulting practice. Mr. Unterberger has a B.A. degree in Economics from the University of Pennsylvania.

Richard H. Jones, 51, joined our UK subsidiary, Exult Ltd., in September 2000 as its Vice President of International Operations. He became Operations President of Europe and India in January of 2003. Prior to joining Exult, Mr. Jones served as Managing Partner, Business Process Management, of the Resources Industries Global Market Unit of Andersen Consulting (now Accenture) from 1999 to 2000 and as the Chief Operations Officer of the United Kingdom Outsourcing Business of Andersen Consulting from 1997 to 1999. From 1994 to 1997, Mr. Jones served in various roles, including Managing Director, Sales and Marketing Director, Director of Commercial Business and Director of Finance Services, for Digital Equipment Company. From 1973 to 1994, Mr. Jones held various management positions at IBM. Mr. Jones received his degree in Pure Mathematics from the University of Southampton in England.

Michael J. Salvino, 37, joined Exult as Director of Sales in June 2000 and became a Vice President of Sales in January 2001. He became Vice President of the Services Portfolio in October 2001 and was responsible for the Bank of America and Prudential Accounts. Mr. Salvino has been our Executive Vice President, North American Client Sales, Solutions and Accounts since November 2002. Prior to joining Exult, Mr. Salvino spent a total of 13 years at Andersen Consulting (now Accenture), leaving as an Associate Partner in the Resources Market Unit in June 2000. From January 1993 to October 1993, Mr. Salvino was a Manager within KPMG Peat Marwick’s Consulting Unit. Mr. Salvino received a B.S. degree in Industrial Engineering from Marietta College.

Gregory J. Anderson, 36, joined Exult as Director of Sales in July 2000. He has been our Vice President, North American Client Service Center Operations since November 2002. Prior to joining Exult, Mr. Anderson was a Senior Manager with Ernst & Young LLP, where he worked in Ernst & Young’s outsourcing practice from 1996 to 2000. Prior to joining Ernst & Young, Mr. Anderson was an officer in the United States Army Corps of Engineers from 1988 to 1994. Mr. Anderson has an M.B.A. from the Fuqua School of Business at Duke University and a B.S. in Computer Science from the United States Military Academy.

Robert E. Ball, 49, joined Exult as HR Director, US Operations in November 2000. He became Exult’s Corporate Senior Vice President and Chief People Officer in November 2002. Prior to joining Exult, Mr. Ball was a Personnel Executive of Bank of America Corporation (formerly NCNB and NationsBank) from October 1984 to November 2001, where he oversaw the Bank’s Florida HR function. Prior to joining Bank of America, Mr. Ball held personnel/HR management roles at Mellon Bank from October 1978 to April 1982 and with Equibank, from April 1982 until October 1984. Mr. Ball has an M.B.A. from the University of Pittsburgh and a B.A. in Economics from Pennsylvania State University.

Robert G. McGraw, 45, joined Exult as Executive Director Planning and Financial Reporting in May 2000. He became Vice President, Controller in October 2000 and Vice President, Finance and Chief Accounting Officer in January 2002. Prior to joining the Company, Mr. McGraw was Chief Financial Officer of Quality Systems, Inc., a publicly traded developer and provider of computer-based medical and dental practice management systems, from February 1996 through April 2000. Mr. McGraw was the Chief Financial Officer of CVD Financial Corporation, a publicly traded asset-based commercial lender, from March 1994 to February 1996. Mr. McGraw is a Certified Public Accountant and holds an M.B.A. from the University of California, Los Angeles, and a B.A. in Business Economics from the University of California, Santa Barbara.

Brian W. Copple, 42, joined Exult as our General Counsel and Secretary in February 2000. Prior to joining Exult, Mr. Copple served as a Senior Vice President and the General Counsel for EPS Solutions Corporation, a provider of various outsourcing services from February 1999 to February 2000. From January 1988 to February 1999, Mr. Copple practiced corporate and securities law with Gibson, Dunn & Crutcher LLP, including as a partner for three years. Mr. Copple has a J.D. degree and an M.B.A. degree from the University of California, Los Angeles and an A.B. degree in Political Science from Stanford University.

Brian N. Doyle, 44, joined Exult as Executive Director, Client Transitions in June 1999, and became Vice President, European Client Sales and Accounts in April 2002. Before joining Exult, Mr. Doyle served as Client Executive of MCI Systemhouse, the outsourcing unit of MCI, from July 1997 to June 1999. From November 1993 to July 1997, Mr. Doyle served in various roles within MCI Systemhouse’s Global Technology Consulting Group and assumed leadership of the group as its Managing Director in January 1996. From 1985 to 1993, Mr. Doyle held leadership roles in the information technology departments of companies in telecommunications, entertainment, and health care industries. Mr. Doyle started his career in 1978 with a subsidiary of Aer Lingus, in Dublin, Ireland. He has a B.A. degree in Mathematics from Dublin University, Trinity College.

Bruce W. Ferguson, 48, joined Exult as our Chief People Officer in June 2000 and became our Vice President, Talent Acquisition in November 2002. Prior to joining Exult, Mr. Ferguson served as National Director of Recruiting for Ernst & Young LLP from 1998 to 2000 and as National Director of Human Resources from 1995 to 1998. Mr. Ferguson served as Director of Human Resources for Kenneth Leventhal & Company from 1990 to 1995. From 1978 to 1990, Mr. Ferguson served in various capacities at Arthur Andersen & Co., including Director of Human Resources and Director of Recruiting. Mr. Ferguson received his B.S. degree from the University of Wisconsin.

PART II

Item	5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “EXLT”. The following table sets forth for the quarters indicated the high and low prices as reported by Nasdaq. The quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions. The Company completed its initial public offering in June 2000.

	High	Low
Quarter Ended:
June 30, 2000	12.00	9.69
September 30, 2000	19.00	7.00
December 31, 2000	17.88	8.38
March 31, 2001	14.13	9.19
June 30, 2001	19.85	8.40
September 30, 2001	17.72	10.25
December 31, 2001	17.95	10.00
March 31, 2002	16.08	8.49
June 30, 2002	10.99	5.14
September 30, 2002	6.63	2.45
December 31, 2002	3.49	1.97

At January 31, 2003, there were approximately 76 holders of record of the Company’s Common Stock. The Company estimates the number of beneficial holders of its Common Stock to be in excess of 4,500.

Through January 31, 2003, the Company has never declared or paid any cash dividends on shares of its Common Stock. We currently intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not anticipate that we will declare or pay any cash dividends on our Common Stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under any existing indebtedness and other factors the board of directors deems relevant.

Item 6. SELECTED FINANCIAL DATA.

The Company commenced operations in October 1998. The following selected consolidated financial data as of and for the period from October 29, 1998 (inception) through December 31, 1998 and the years ended December 31, 1999, 2000, 2001 and 2002, has been derived from our audited consolidated financial statements and related notes. The historical results are not necessarily indicative of future results. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

	October 29, 1998 (Inception) to December 31, 1998	Year Ended December 31,
		1999	2000	2001	2002
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$—	$4,857	$66,661	$272,534	$420,369
Loss from operations(1)	(187)	(15,475)	(100,126)	(78,445)	(12,812)
Net loss(1)	$(184)	$(15,212)	$(94,820)	$(74,651)	$(10,599)

Net loss per share(1):
Basic and diluted (rounded)(2)	$(140.48)	$(2.20)	$(1.74)	$(0.77)	$(0.10)

Weighted average number of common shares outstanding, basic and diluted	1	6,906	54,491	96,622	105,199

	December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$851	$39,199	$99,890	$169,569	$128,052
Working capital	813	31,957	93,185	147,664	130,685
Total assets	854	58,767	204,181	291,807	294,396
Long-term obligations, net of current portion	—	4,304	152	—	12,794
Convertible preferred stock	1,000	58,768	—	—	—
Total stockholders’ equity	$816	$46,110	$171,429	$233,634	$229,298

(1) Includes $18.5 million of business optimization costs in the year ended December 31, 2001, consisting of severance charges of $9.7 million (including non-cash option acceleration charges of $3.0 million); certain wind-up costs resulting in a $6.6 million charge (including severance costs of $5.4 million) associated with the elimination of two secondary, non-strategic processing centers; and a $2.2 million non-cash charge arising from the write-off of a research database that we have determined is no longer a strategic component of our business. During 2002, we reduced the initial accrual by $2.3 million as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in estimates with regard to the remaining arrangements.

(2) Please refer to Note 2 and Note 11 of Notes to Consolidated Financial Statements for information regarding the method used to compute our basic and diluted net loss per share.

Concurrent with the consummation of the June 2000 initial public offering of the Company’s Common Stock, all outstanding shares of Series A, Series B, Series C, and Series D Preferred Stock were automatically converted into Common Stock at the rate of 900 shares of Common Stock for each share of Series A Preferred Stock, five shares of Common Stock for each share of Series B and Series C Preferred Stock, and one share of Common Stock for each share of Series D Preferred Stock.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We fulfill some of our service delivery obligations through the use of third-party vendors, including vendors that had previously contracted directly with our clients and were then assigned, or are in the process of being assigned, to us in connection with our process management services. We may continue to use these vendors, hire replacement vendors, or provide some of these services directly. We are contractually responsible for the delivery and acceptability to our clients of these third-party vendor services, and we include in revenue all charges for services for which we are contractually responsible, whether we provide these services directly using our own personnel or through third-party vendors. Sometimes we pay the charges of the third-party vendors that provide services and bill our clients for the cost of the service. Other times our client pays the third-party vendor directly on our behalf. In either case, such costs are included in our cost of revenue. In many cases our initial cost of paying these vendors is equal to our revenue attributable to their services. We intend to realize a profit from revenue received in connection with services provided under these third-party vendor contracts, and in order to do so, we must reduce these vendor costs by rationalizing the vendors, improving efficiencies, obtaining more favorable pricing, or performing the services ourselves at a lower cost.

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

Our process management service contracts generally have terms of 7 to 10 years, encompass multiple HR administrative processes, and require us to provide high levels of service at reduced costs to the client. These contracts contain multiple responsibilities for us, including both our assumption of responsibility for transaction processing and administration, and transformation of the way HR work is performed over time by the client. The transformation work we do is largely in addition to the work required to initiate and sustain service under the contract, and is ongoing for the life of the contract. Transformation activities include implementation and integration of new systems and tools, process change and standardization, consolidation of related activities, globalization of solutions across the client’s business and geographic reach, rationalization of third-party vendors to produce lower costs and better service and service metrics, establishment of an overall integrated service delivery model and the design and implementation of performance measurements, metrics and reports that support the client’s goals. The process management service contracts also identify specific deliverables associated with the multiple elements described above, in addition to numerous deliverables that are produced for the benefit of the client in the ordinary course under the contract that are not specifically identified in the contract. While these deliverables generally can be completed by third parties, clients choose to obligate us to perform this work to obtain the benefit of our expertise, detailed knowledge and successful track record in implementing change in complex environments.

We incurred a net loss of $94.8 million and $74.7 million in 2000 and 2001, respectively, and our net loss for 2002 was $10.6 million. While we reported profitable operations in the fourth quarter of 2002 and we expect to operate profitably in the future, we may incur net losses in future periods. We anticipate ongoing significant expenditures to fund the development and expansion of our technology and general operating infrastructures. We may also make substantial investments to pursue, obtain and transition new client contracts; to augment our service offering and process capabilities; to develop new service center capacity to accommodate any growth we may achieve beyond the capacity of our existing service center infrastructure; and to expand geographically to better serve our clients or compete more effectively. To the extent that revenue does not increase at a rate commensurate with our increasing costs and expenditures, our future operating results and liquidity could be materially and adversely affected.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to long-term service contracts, bad debts, fixed assets and direct contract costs, intangible assets, income taxes, accruals in connection with certain business optimization costs, contingencies and litigation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. We may revise these estimates and judgments from time to time as a result of changes in assumptions or conditions. The following critical accounting policies affect significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We recognize revenue and profit as work progresses based upon the proportion of costs incurred to the total expected costs for contracts that have reached operational stability. We maintain for each of our contracts estimates of total revenue and cost over the respective contract term. For purposes of periodic financial reporting, we accumulate total actual costs incurred to date under the contract. The ratio of those actual costs to our then-current estimate of total costs for the life of the contract is then applied to our then-current estimate of total revenue for the life of the contract to determine the maximum portion of total estimated revenue that should be recognized. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revisions in our contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Favorable changes in estimates result in additional revenue and profit recognition, and unfavorable changes in estimates result in a reduction of recognized revenue and profit. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent.

It has been our practice to limit the amount of revenue recognized as described above to the amounts that have been or can be currently billed as of the end of the reporting period under the terms of the contracts. This limitation was implemented earlier in our history to minimize the potential impact of changes in estimates, which were more likely to be significant before we had achieved operational maturity in our business and operational stability in our underlying contracts. Now that our business has matured, our practice is to apply the revenue limitation on a contract-by-contract basis only until each contract reaches operational stability, and then to adjust the cumulative revenue recognized to date for that contract to fully reflect the then current estimates of profitability for the contract over its term. We measure the achievement of operational stability for each contract by considering various factors, including: completion of initial transition of client processes to our service delivery infrastructure; completion of the initial software and systems integration necessary to support our performance of services to the client; and achievement of stable operations under the contract as evidenced by the predictability of costs incurred. In addition, there may be other factors relevant to the operational stability of any particular contract, which we consider as appropriate in determining whether to cease to apply the revenue limitation to that contract. To the extent that revenue is recognized under this policy in excess of amounts billed under the contract, unbilled receivables will be recorded. The revenue and gross profit adjustment on a contract resulting from discontinuance of the revenue limitation may be significant, depending on factors including the size of the contract and the cumulative costs incurred as of the date at which the contract achieved operational stability, but should not be considered indicative of future period results.

Estimates and Changes in Estimates. Our method of accounting is intended to reflect the economic substance of our long-term outsourcing contracts. However, several factors can cause variability of reported results.

We make estimates of total contract revenue and cost, and we periodically update those estimates to reflect our evolving best estimates of the life-of-contract economics. While we believe we can make reasonably dependable estimates, all estimates are inherently uncertain and subject to change. Incorrect assumptions or erroneous perceptions of the resources required or revenue potential of a contract may need to be corrected. Changes in circumstances may require modification of estimates that were appropriate when made. Uncertainties inherent in the performance of contracts may affect our assessment of our contracts over time.

In an effort to maintain appropriate estimates, our policy is to review each of our long-term, fixed price outsourcing contracts on a regular basis, not less than annually, and to revise our estimates of revenue and cost as appropriate. Various factors could cause us to increase our estimates of contract expense. For example, our employment expenses and fees paid to vendors will tend to increase over time and may increase significantly from time to time depending upon market conditions and other factors. Changes in technology or competition may require us to increase infrastructure spending to maintain appropriate service capabilities. Changes in law may increase compliance costs. Our cost estimates may include the effect of some anticipated future cost savings, in addition to savings already achieved, and anticipated future cost savings may not be realized. Other factors could cause us to decrease our estimates of contract expense. For example, improvements in service delivery that we achieve through process engineering, application of technology, and vendor rationalization all tend to decrease contract costs.

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

Increases in cost estimates and decreases in revenue estimates can have material adverse effects on our earnings. If we determine that our previous cost estimates for a contract were too low, or our previous revenue estimates were too high, we will change our estimates appropriately in the period in which the determination is made, including the recognition of the cumulative impact of the revision. The amount by which prior period revenue and gross profit was higher than it would have been if the updated estimates had been applied during earlier periods will be a revenue and gross profit reduction in the period that the estimates are changed, and the lower estimated contract margin will also reduce our future gross profit outlook. Conversely, if we determine that our previous cost estimates for a contract were too high, or our previous revenue estimates were too low, the amount by which prior period revenue and gross profit was lower than it would have been if the updated estimates had been applied during earlier periods will be a revenue and gross profit increase in the period that the estimates are changed (subject to our revenue recognition limitation if it is then still in place for that particular contract), and the higher estimated contract margin will also increase our future gross profit outlook. The magnitude of these effects will increase proportionately with the size of the contract and the extent of the change in estimates. Some of these effects could be significant. Further, because we have a relatively small number of contracts and high client concentration, adverse changes in estimates for a single client contract could have a material adverse effect on our results of operations.

We do not enter into contracts that are expected to result in a loss, but from time to time increases in cost estimates or reductions in revenue estimates may result in projected negative margins on a contract. In that case, the expected life-of-contract loss would be reflected as a cost in the period in which the loss determination was made, and the contract would then be accounted for at a zero margin going forward. This could have a material adverse effect on our results of operations in the period in which the loss determination is made and would reduce our gross profit outlook.

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

Revenue recognition for variable services. Some services included in our process management contracts, such as staffing and learning, can have high variability in service volumes because client spending in these areas is discretionary to a significant degree, and highly sensitive to changes in client policies and strategies, as well as economic conditions and developments in the client’s business and outlook. Clients may choose to reduce or avoid such expenditures, which reduces our service volumes and revenue. Further, our costs for these resources can change quickly depending upon changing conditions in geographic or industry markets. Accordingly, our financial results from provision of these services are more variable than for other services such as payroll. Because of this variability, we do not believe we can make reasonably dependable estimates in these areas, so revenue and cost for these services are not included in contract estimates.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from inability of our clients to make required payments. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Direct Contract Costs

We capitalize certain set-up and other direct installation costs (“Direct Contract Costs”) to the extent that management determines such costs are recoverable. Capitalized set-up and other direct installation costs are included in Fixed Assets and Direct Contract Costs and are amortized over the applicable contract term. As of December 31, 2002, we had Direct Contract Costs of $10.7 million, net of accumulated amortization, the majority of which were incurred during 2002.

Deferred Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2002, we had $64.9 million of net deferred tax assets, arising primarily from our net operating losses, for which we have fully reserved through the valuation allowance. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance and we continue to monitor our ability to realize our deferred tax assets. As we begin to demonstrate consistent profitability, an adjustment to reduce the valuation allowance will be recorded which will increase income in the period that we determine it is more likely than not that we can recover all or a portion of our deferred tax assets.

Results of Operations

Our primary activities during 1998 and 1999 were organization, planning and certain work performed for our first business process management client prior to entering into the related long-term contract. We did not generate any outsourcing process revenues from long-term contracts prior to 2000. At December 31, 1999, we had approximately 75 employees. As of December 31, 2000, we had five business process management clients and approximately 634 employees. As of December 31, 2001 and 2002, we had six business process management clients and approximately 1,561 employees and 1,362 employees, respectively. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results, including our revenue, gross profit (loss) and expenses as a percentage of revenue, should not be relied upon as an indication of our future performance.

The following table sets forth statement of operations data expressed as a percentage of revenue for the years indicated:

	For the Year Ended December 31,
	2000	2001	2002
Revenue	100.0%	100.0%	100.0%
Cost of revenue(1)	139.8	106.2	90.9

Gross profit (loss)	(39.8)	(6.2)	9.1

Expenses:
Selling, general and administrative(1)(2)	52.3	18.0	7.7
Depreciation and amortization	13.2	4.6	4.4
Warrant charges	44.9	—	—

Total expenses	110.4	22.6	12.1

Loss from operations	(150.2)	(28.8)	(3.0)
Investment and interest income, net	8.0	1.4	0.5

Net loss	(142.2)%	(27.4)%	(2.5)%

(1)	Exclusive of depreciation and amortization.
(2)	Includes $18.5 million of business optimization costs in 2001. Excluding such costs, selling, general and administrative expense was 11.2% as a percentage of revenue.

Years Ended December 31, 2001 and 2002

Revenue. Revenue for the years ended December 31, 2001 and 2002, was $272.5 million and $420.4 million, respectively. The 2001 amount included $255.4 million, or 94%, of revenue derived from five business process management clients, and the 2002 amount included $405.7 million, or 97%, of revenue derived from seven business process management clients (one of which is no longer a client). The balance of our 2001 and 2002 revenue primarily consisted of consulting revenue generated from various clients.

The revenue increase for the 2002 period as compared to the 2001 period principally resulted from the progressive transition of service responsibility to us under five process management contracts that were executed at various dates from December 1999 through November 2000, together with two scope expansion amendments for an existing client that were executed during 2001 plus the addition of two new process management clients in October 2001 and January 2002. In addition, as a result of the maturation of its business, the Company determined during the third quarter of 2002 that it was no longer necessary to limit revenue recognition to amounts billed once a contract has reached operational stability. This resulted in a change in estimate for our contracts and recognition of $13.1 million of additional outsourcing revenue and operating income for the year ended December 31, 2002 for those contracts. A portion of this amount would previously have been recognized as revenue under those contracts if revenue for prior periods had not been limited to amounts billed, and a portion of this amount would not have been recognized until billed in future periods if revenue had continued to be limited to amounts billed under those contracts. As of December 31, 2002, all of our long-term outsourcing contracts had reached operational stability. For the year ended December 31, 2001, two process management clients accounted for 44% and 42%, respectively, of revenue as compared to three process management clients accounting for 46%, 25% and 15%, respectively, of revenue for the year ended December 31, 2002. No other client accounted for more than 10% of revenue in the 2001 and 2002 periods. For the years ended December 31, 2001 and 2002, 21% and 25%, respectively, of our process management revenue was generated from the provision of services with more highly variable volumes, such as staffing and learning, which depend upon client discretionary spending. As described above, revenue from these services is excluded from our contract estimates.

Transition of our existing base of business is substantially complete, so revenue growth in 2003 and future periods will depend primarily upon our ability to obtain new clients and sell additional services to existing clients.

Cost of Revenue. Our cost of revenue for the years ended December 31, 2001 and 2002, was $289.4 million and $382.1 million, respectively, and our gross margin (loss) for the same periods was (6.2)% and 9.1%, respectively, as a percentage of revenue. Cost of revenue consists primarily of compensation and benefits paid to our employees who are directly involved in providing our services, computer and communications equipment and services costs, facilities costs and expenses associated with third-party vendors who provide services on our behalf for our clients within the scope of our process management contracts. The increase in the cost of revenue for the year ended December 31, 2002 as compared to the year ended December 31, 2001 principally resulted from the progressive transition of service responsibility to Exult under our various process management contracts and the continuing expansion of our infrastructure and service capacity. The improvement in our gross margin in the 2002 period as compared to the 2001 period reflects the increased leverage achieved through higher utilization of our client service centers and other service delivery systems combined with the impact of continuing cost controls and efficiency programs instituted in connection with our Exult Service Delivery Model. Operating expense will tend to increase to support any growth we may achieve, and our profitability depends upon our ability to scale our business by leveraging existing resources across a broader revenue base and limiting increases in operating expense associated with new business to levels significantly below our clients’ historical costs of operating the processes we assume. Significant expansion of capacity in connection with new contracts may delay our achievement of this scale. We have incurred, and may incur in the future, negative gross margins as we continue to transition and transform our clients’ HR processes.

Selling, General and Administrative Expense. Selling, general and administrative expense for the years ended December 31, 2001 and 2002, was $49.1 million, or 18.0% as a percentage of revenue, and $32.6 million, or 7.7% as a percentage of revenue, respectively. Selling, general and administrative expense generally consists of compensation for employees engaged in developing product features and service delivery capabilities; marketing, promoting and selling our services; and management and administrative activities. Selling, general and administrative expense also includes third-party consulting and marketing expenditures, as well as facilities and office costs, and legal, accounting and recruiting fees and expenses. In addition, selling, general and administrative expense may include “business optimization costs” that are incurred during the period. We call these charges business optimization costs because they reflect our pursuit of strategies intended to enhance our efficiency and profitability as our operating scale increases and our business progresses toward operational maturity. We may incur business optimization costs from time to time as we implement new organization structures, technologies, processes and other changes in our business. For the year ended December 31, 2002, there were no business optimization costs incurred. However, for the year ended December 31, 2001, selling, general and administrative expense included business optimization costs totaling $18.5 million, consisting of severance charges of $9.7 million; certain wind-up costs resulting in a $6.6 million charge associated with the elimination of a secondary, non-strategic processing center; and a $2.2 million non-cash charge arising from the write-off of a research database that we have determined is no longer a strategic component of our business. The cash portion of these 2001 charges totaled $13.3 million. The Company had made cash payments totaling $9.1 million through December 31, 2002, and reduced the initial accrual, and accordingly selling, general and administrative expense, by $2.3 million during the year ended December 31, 2002, as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in estimates with regard to the remaining arrangements. Exclusive of business optimization costs, selling, general and administrative expense for the year ended December 31, 2001 was $30.6 million, or 11.2% as a percentage of revenue. Exclusive of business optimization costs, the increase in selling, general and administrative expense for the year ended December 31, 2002 as compared to the year ended December 31, 2001, primarily resulted from increased severance and compensation expense, and the decrease in the expense as a percentage of revenue resulted from the rate of revenue growth experienced in the 2002 period. Further improvement in selling, general and administrative expense as a percentage of revenue depends upon revenue growth and leveraging existing infrastructure over a broader revenue base.

Depreciation and Amortization Expense. Depreciation and amortization expense for the years ended December 31, 2001 and 2002, was $12.5 million, or 4.6% as a percentage of revenue, and $18.5 million, or 4.4% as a percentage of revenue, respectively. Included in the 2001 and 2002 periods was $8.5 million and $16.4 million, respectively, of depreciation and amortization expense principally from fixed assets. Also included in the 2001 and 2002 periods was intangible asset and other amortization of $4.0 million and $2.0 million, respectively. The increase in depreciation and amortization from fixed assets and direct contract costs reflects the continuing build out of our infrastructure and service delivery capabilities. With the adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortization of goodwill. If SFAS No. 142 had been adopted as of January 1, 2001, intangible asset and other amortization expense for the year ended December 30, 2001, would have been $2.8 million.

Investment and Interest Income, net. Investment and interest income, net for the years ended December 31, 2001 and 2002 consisted of investment and interest income of $4.5 million and $3.3 million, respectively, partially offset by interest expense of $0.7 million and $1.1 million, respectively. Investment and interest income is generated primarily from short-term investing of cash in excess of current requirements. While the Company generally had greater available cash balances during the 2002 period as compared to the 2001 period, investment and interest income, net in the 2002 period decreased as compared to the 2001 period principally as a result of lower interest rates in the 2002 period. Interest expense is associated with certain long-term obligations in both periods and for the 2001 period debt incurred to purchase the Gunn Partners, Inc. assets in November 1999.

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

Net Loss. The foregoing resulted in a net loss for the years ended December 31, 2001 and 2002, of $74.7 million, or $0.77 per basic and diluted share, and $10.6 million, or $0.10 per basic and diluted share, respectively. We may incur net losses in subsequent periods.

Years Ended December 31, 2000 and 2001

Revenue. Revenue for the years ended December 31, 2000 and 2001, was $66.7 million and $272.5 million, respectively. The 2001 amount included $255.4 million, or 94%, of revenue derived from five business process management clients, and the 2000 amount included $54.9 million, or 82%, of revenue derived from four business process management clients. The balance of our 2001 and 2000 revenue primarily consisted of consulting revenue generated from various clients. The revenue increase for 2001 as compared to 2000 principally resulted from the progressive transition of service responsibility to Exult under five process management contracts which were executed at various dates from December 1999 through November 2000. The contract for the Company’s sixth process management client was executed in October 2001, with process transition occurring in January 2002, so this contract did not result in any revenue in 2001. For the years ended December 31, 2000 and 2001, one process management client accounted for 67% and 44%, respectively, of revenue. A second process management client accounted for 42% of revenue in 2001 and generated no revenue in 2000. No other client accounted for more than 10% of revenue in 2000 and 2001. For the years ended December 31, 2000 and 2001, 10% and 21%, respectively, of our process management revenue was generated from the provision of optional services, which revenue is excluded from our contract estimates.

Cost of Revenue. Our cost of revenue for the years ended December 31, 2000 and 2001, was $93.2 million and $289.4 million, respectively, and our gross margin (loss) for the same periods was (39.8)% and (6.2)%, respectively, as a percentage of revenue. The increase in the cost of revenue for the year ended December 31, 2001 as compared to the year ended December 31, 2000 principally resulted from the progressive transition of service responsibility to Exult under our various process management contracts and the continuing expansion of our infrastructure and service capacity. We began to operate our first primary client service center during the first six months of 2000, opened a second in the latter half of 2000, and began operating our third primary client service center during the first quarter of 2001. We did not begin operating our fourth primary center until the first quarter of 2002, so 2001 results do not include any costs associated with operating that center. The improvement in our gross margin in the 2001 period as compared to the 2000 period reflects the increased leverage achieved through higher utilization of our client service centers and other service delivery systems combined with the impact of continuing cost controls and efficiency programs instituted in connection with our Exult Service Delivery Model.

Selling, General and Administrative Expense. For the years ended December 31, 2000 and 2001, selling, general and administrative expense was $34.9 million, or 52.3% as a percentage of revenue, and $49.1 million, or 18.0% as a percentage of revenue, respectively. As previously discussed, also included in selling, general and administrative expense for the year ended December 31, 2001 were business optimization costs totaling $18.5 million. Exclusive of business optimization costs, selling, general and administrative expense for the year ended December 31, 2001 was $30.6 million, or 11.2% as a percentage of revenue. Exclusive of business optimization costs, the decrease in selling, general and administrative expense for the year ended December 31, 2001 as compared to the year ended December 31, 2000 primarily resulted from the redeployment of certain personnel and other resources to direct client activities, at which time the costs associated with such employees were included in cost of revenue. The decrease in percentage of revenue for 2001 as compared to 2000 primarily resulted from the revenue growth experienced in 2001 as compared to 2000.

Depreciation and Amortization Expense. Depreciation and amortization expense for the years ended December 31, 2000 and 2001 was $8.8 million, or 13.2% as a percentage of revenue, and $12.5 million, or 4.6% as a percentage of revenue, respectively. Included in the 2000 and 2001 periods was $3.4 million and $8.5 million, respectively, of depreciation and amortization expense principally from fixed assets. Also included in the 2000 and 2001 periods was intangible asset and other amortization of $5.4 million and $4.0 million, respectively. The increase in depreciation and amortization from fixed assets and direct contract costs reflects the continuing build out of our infrastructure and service delivery capabilities.

Warrant Charges. Warrant charges were $29.9 million for the year ended December 31, 2000, and consists of a charge for warrants issued in connection with the sale of Common Stock. In 2001, no warrant charges were incurred.

Investment and Interest Income, net. Investment and interest income, net for years ended December 31, 2000 and 2001 consisted of investment and interest income of $6.7 million and $4.5 million, respectively, partially offset by interest expense of $1.4 million and $0.7 million, respectively. Investment and interest income is generated primarily from short-term investing of cash in excess of current requirements. While the Company generally had greater available cash balances during the 2001 period as compared to the 2000 period, investment and interest income, net in the 2001 period decreased as compared to the 2000 period principally as a result of lower interest rates in the 2002 period. Interest expense is associated with certain long-term obligations and the debt incurred to purchase the Gunn Partners, Inc. assets in November 1999.

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

Net Loss. The foregoing resulted in a net loss for the years ended December 31, 2000 and 2001 of $94.8 million, or $1.74 per basic and diluted share, and $74.7 million, or $0.77 per basic and diluted share, respectively.

Liquidity and Capital Resources

Since our inception in October 1998 through December 31, 2002, we have financed our operations primarily with equity contributions, including net cash received from private placement sales of our capital stock totaling $169.5 million from inception, the net proceeds from our June 2000 initial public offering and the August 2001 follow-on public offering totaling $157.0 million, and, to a lesser extent, by cash generated from our business and the exercise of stock options and warrants.

We obtained our first three process management contracts in December 1999 and January 2000 and began generating revenue from these contracts during the first quarter of 2000. We obtained two additional process management contracts during the second half of 2000 and began generating revenue from both of these agreements by the first quarter of 2001. We obtained our sixth and seventh process management contracts in the fourth quarter of 2001 and first quarter of 2002, respectively, and began generating revenue from these agreements during the first half of 2002. We opened our first two primary service centers during 2000, our third primary client service center during the 2001 first quarter and the fourth primary center during the 2002 first quarter. Net cash used in operating activities was $56.2 million, $35.0 million and $5.5 million for the years ended December 31, 2000, 2001 and 2002, respectively, reflecting the growth in our operations, including expanded working capital needs and funding certain transition and transformation costs associated with the process management contracts partially offset by an increasing efficiency in our service delivery model over the three-year period. We also used cash to pursue additional business opportunities and the development of our corporate infrastructure. Cash used in investing activities was $28.4 million, $42.3 million and $99.4 million for the years ended December 31, 2000, 2001 and 2002, respectively. The increase in cash used in investing activities in the 2002 period as compared to the 2001 period arises primarily from investments of the Company’s available cash. During the 2000 period and almost the entire 2001 period, the Company maintained substantially all of its available cash in money market accounts and certificates of deposit with maturities of 90 days or less. These investments are included in cash and cash equivalents. Commencing in December 2001 and continuing throughout 2002, in order to enhance its investment yield, the Company began to invest a portion of its available cash in financial instruments with maturity dates in excess of 90 days. These financial instruments consist primarily of U.S. government debt securities and high-grade investment quality debt securities with maturities of less than three years. Accordingly, the transactions in such securities are included in investing activities in the 2001 and 2002 periods and represent net cash used in investing activities of $20.2 million and $59.1 million, respectively. The balance of cash used in investing activities for the 2000, 2001 and 2002 periods of $28.4 million, $22.1 million and $40.3 million, respectively, was used primarily to construct and expand our client service centers and our internal systems during all three periods and, in addition during the 2002 period, to make certain payments with respect to new client contracts and to fund certain client set up costs. We generated $140.3 million, $127.0 million and $3.3 million in cash, net from financing activities during the years ended December 31, 2000, 2001 and 2002, respectively, primarily from the June 2000 and August 2001 public offerings of our common stock as well as private placements of our preferred and common stock in the 2000 and 2001 periods and primarily from the exercise of stock options and purchases under our employee stock purchase plan in the 2002 period.

We may generate negative cash flow from operations in the future. We also expect to continue our investments in fixed assets and direct contract costs to support the expansion and renovation of our facilities, including our existing client service centers, to make certain payments with regard to new client acquisitions, and to purchase related computer and other equipment necessary to support our client contracts and growth. In addition, from time to time in the ordinary course of business, we evaluate potential acquisitions of related businesses, assets, services and technologies. Such acquisitions, if completed, may require significant cash expenditures.

As of December 31, 2002, we had cash and marketable securities of $128.1 million, which was roughly equivalent to the balance at the end of the second quarter of 2002 and $2.4 million greater that the balance at the end of the third quarter of 2002. Cash consumption in the third and fourth quarters benefited from favorable changes in working capital components which may not be sustainable. Cash consumption therefore may increase in the first quarter of 2003. However, we believe that our cash on hand will be sufficient to satisfy our working capital requirements for at least the next 12 months. If we experience rapid growth or unanticipated expenses, we may need to raise additional funds through public or private debt or equity financings in order to maintain adequate cash balances to satisfy the expectations of prospective clients; finance acquisitions, new client contracts with capital investment requirements, and other strategic opportunities; and address operating issues. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all, and if we need additional funds but cannot obtain them, our ability to fund our operations or strategic initiatives may be impaired.

Contractual Obligations and Commercial Commitments

The Company has the following contractual obligations and commercial commitments for the periods indicated (in thousands):

	January 1, 2003 Through December 31, 2005	January 1, 2006 through December 31, 2007	Thereafter	Total
Long-Term Obligations	$15,223	$433	$—	$15,656
Operating Leases	14,571	8,775	11,089	34,435
Unconditional Purchase Obligations	3,954	11,000	—	14,954

	$33,748	$20,208	$11,089	$65,405

Certain of the agreements provide the Company with the ability to cancel the respective agreement for convenience upon the payment of a fee.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted in certain instances for entities with fiscal years beginning after March 15, 2001. We adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 did not have a material impact on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of assets that result from the acquisition, construction, development and/or the normal operation of an asset, except for certain obligations of lessees. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 supersedes EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for such costs only when the liability is incurred. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it commited to an exit plan. The FASB concluded in SFAS No. 146 that an entity’s commitment to an exit plan, by itself, does not create an obligation that meets the definition of a liability. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company has not yet determined the impact of the adoption of EITF Issue 00-21 on its consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity

At December 31, 2002, our investment portfolio consisted primarily of fixed income securities totaling $82.3 million. The carrying amount of these securities approximates fair market value. These securities are subject to interest rate risk and will decline in value if market rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of December 31, 2002, the decline in the fair value of the portfolio would not be material to our financial position.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements of the Company identified in the Index to Financial Statements appearing under “Item 15. Exhibits, Financial Statement Schedules, and Reports on Form-8K” of this report are incorporated herein by reference to Item 15.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company filed a Current Report on Form 8-K dated May 24, 2002, to report a change in the Company’s certifying accountant from Arthur Andersen LLP to KPMG LLP.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Except for certain information concerning the Company’s executive officers which is included under the caption “Executive Officers and Certain Significant Employees of the Registrant” following Part I, Item 4 of this report, the information required under this Item is included in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders under the caption “Directors and Executive Officers,” which will be filed with the Securities and Exchange Commission no later than April 30, 2003, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

The information required under this Item is included in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders under the caption “Directors and Executive Officers,” which will be filed with the Securities and Exchange Commission no later than April 30, 2003, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required under this Item, with the exception of the equity compensation plan information presented below, is included in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders under the caption “Directors and Executive Officers,” which will be filed with the Securities and Exchange Commission no later than April 30, 2003, and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes, as of December 31, 2002, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	23,893,407	$6.93	895,971	(1)
Individual equity compensation arrangements (aggregated)	N/A	N/A	N/A

Total	23,893,407	$6.93	895,971

(1)	The Exult, Inc. 2000 Equity Incentive Plan authorizes the issuance of shares of Common Stock as well as options. As of December 31, 2002, there were, in the aggregate, 895,971 shares remaining available for issuance (excluding securities to be issued upon exercise of outstanding awards) pursuant to the 2000 Plan. The share reserve under the 2000 Plan automatically increases on the first trading day in January of each year, beginning with calendar year 2001, by an amount equal to 5 percent of the total number of shares of Company Common Stock outstanding on the last trading day in December of the immediately prior year, but in no event will any such annual increase exceed 6,000,000 shares. In accordance with this provision, the share reserve increased by 5,282,421 shares in January 2003. Shares subject to awards under the 2000 Plan that expire or are otherwise cancelled or terminated are again available for future grant.

The Company does not have any equity compensation plans that were not previously approved by stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required under this Item is included in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders under the caption “Directors and Executive Officers,” which will be filed with the Securities and Exchange Commission no later than April 30, 2003, and is incorporated herein by reference.

Item 14. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Based on their evaluation, as of a date within 90 days of the filing of this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that they are unaware of any reason to believe that the Company’s disclosure controls and procedures (as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934) are not effective.

Changes in internal controls. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

1. Index to financial statements

2. Financial statement schedules

Page
Independent Auditors’ Reports on Supplemental Schedule	See Exhibit 99.1
Supplemental Schedule—Schedule II—Valuation and Qualifying Accounts	See Exhibit 99.2

3. Exhibits

See Item (c) below.

(b) Reports on Form 8-K.

On November 5, 2002, the Registrant filed a Current Report on Form 8-K dated November 4, 2002 with the Securities and Exchange Commission, containing copies of the written statements of the Registrant’s chief executive officer and chief financial officer pertaining to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Exhibits.

2.1(1)	Asset Purchase Agreement by and among Exult, Inc., Gunn Partners, Inc., the shareholders of Gunn Partners, Inc. and Michael Gibson dated as of November 22, 1999

2.2(1)	Asset Purchase Agreement dated as of December 20, 1999 among Pactiv Corporation, Pactiv Business Services, Inc. and Exult, Inc.

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Exult, Inc.

3.2(1)	Amended and Restated Bylaws of Exult, Inc.

4.1(1)	See Exhibits 3.1 and 3.2 for provisions of the Exult, Inc.’s Certificate of Incorporation and Bylaws defining the rights of holders of Exult, Inc.’s Common Stock

4.2(1)	Specimen Common Stock certificate

10.1.1(1)*	Registrant’s 1999 Stock Option/Stock Issuance Plan

10.1.2(1)*	Form of Notice of Grant of Stock Option

10.1.3(1)*	Form of Stock Option Agreement

10.1.4(1)*	Form of Addendum to Stock Option Agreement

10.1.5(1)*	Form of Stock Purchase Agreement

10.1.6(1)*	Form of Addendum to Stock Purchase Agreement

10.1.7(1)*	Form of Stock Issuance Agreement

10.1.8(1)*	Form of Addendum to Stock Issuance Agreement

10.2.1(1)*	Registrant’s 1999 Special Executive Stock Option/Stock Issuance Plan

10.2.2(1)*	Form of Notice of Grant of Stock Option

10.2.3(1)*	Form of Stock Option Agreement

10.2.4(1)*	Form of Addendum to Stock Option Agreement

10.2.5(1)*	Form of Stock Purchase Agreement

10.2.6(1)*	Form of Addendum to Stock Purchase Agreement

10.2.7(1)*	Form of Stock Issuance Agreement

10.2.8(1)*	Form of Addendum to Stock Issuance Agreement

10.3(1)*	Form of Directors’ and Officers’ Indemnification Agreement

10.4(1)*	Founder Stock Purchase Agreement by and among BPO-US, Inc., James Madden and General Atlantic Partners, LLC dated April 1, 1999

10.5.1(1)*	Amended and Restated Registration Rights Agreement among Exult, Inc. and the Stockholders identified therein dated December 23, 1999

10.5.2(1)*	Amendment No. 1 to Amended and Restated Registration Rights Agreement among Exult and the Stockholders identified therein dated February 10, 2000

10.6.1(1)	Lease Agreement Venture Technology Center VI Building, The Woodlands, Montgomery County, Texas between The Woodlands Corporation and Tenneco Business Services, Inc. dated August 15, 1995

10.6.2(1)	Assignment and Assumption of Lease between Pactiv Business Services, Inc. (formerly known as Tenneco Business services, Inc.) and Exult, Inc. dated January 1, 2000

10.7(1)†	Framework Agreement dated December 7, 1999 by and between the Company and BP Amoco, p.l.c.

10.8(1)†	US Country Agreement dated December 7, 1999 by and between the Company and BP America, Inc.

10.9(1)†	UK Country Agreement dated December 7, 1999 by and between Exult Limited and BP International Limited

10.10(1)	Lease among Scottish Mutual Assurance p.l.c. and Exult Limited and Exult, Inc.

10.11(1)*	Registrant’s 2000 Equity Incentive Plan

10.12(1)*	Loan Agreement dated May 30, 2000 by and between Exult, Inc. and Kevin Campbell

10.13(2)†	Master Services Agreement by and between Exult, Inc. and Unisys Corporation dated August 28, 2000

10.14(3)*	Employment Agreement, Severance Agreement, and Stock Option Addendum for James C. Madden, V

10.15(3)*	Employment Agreement, Severance Agreement, and Stock Option Addendum for Stephen M. Unterberger

10.163)	Office Lease between Temple Property Holdings Limited and Exult Limited dated June 13, 2000

10.17(3)	Unit Purchase Agreement between Exult, Inc. and Bank of America Corporation dated October 12, 2000

10.18(3)	Common Stock Warrant Issued to Bank of America October 12, 2000

10.19.1(3)†	Master Services Agreement between Exult, Inc. and Bank of America Corporation dated November 21, 2000

10.19.2(5)†	Addendum 1 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated as of March 15, 2001

10.19.3(5)†	Addendum 2 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated as of September 10, 2001

10.19.4(9)††	Addendum 3 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated May 23, 2002

10.19.5(9)††	Addendum 4 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated June 21, 2002

10.19.6(9)††	Addendum 5 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated July 1, 2002

10.19.7††	Addendum 6 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated November 22, 2002

10.19.8††	Amendment 2 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated December 20, 2002

10.20(3)†	Office Space Lease between Bank of America, National Association and Exult, Inc. dated November 21, 2000

10.21(4)†	Common Stock Purchase Agreement by and between Exult, Inc. and Automatic Data Processing, Inc. dated as of June 11, 2001

10.22(6)†	Human Resources Services Agreement between Exult, Inc. and International Paper Company dated as of October 18, 2001

10.23(6)†	Systems Services Agreement between Exult, Inc. and International Paper Company dated as of October 18, 2001

10.24(6)†	Technical Services Agreement between Exult, Inc. and International Paper Company dated as of October 18, 2001

10.25(6)†	Sublease between Exult, Inc. and International Paper Company dated as of January 1, 2002

10.26(7)*	Registrant’s 2000 Employee Stock Purchase Plan, amended and restated as of January 1, 2002

10.27.1(7)*	Offer Letter for Richard Jones

10.27.2(7)*	Loan Agreement dated September 1, 2000 by and between Exult, Inc. and Richard Jones

10.27.3(7)*	Bonus Letter dated September 1, 2000 by and between Exult, Inc. and Richard Jones

10.28(8)††	Services Agreement between Exult, Inc. and The Prudential Insurance Company of America dated as of January 11, 2002.

10.29.1*	Amended and Restated Employment Agreement dated December 23, 2002 by and between Exult, Inc. and Kevin M. Campbell

10.29.2*	Amended and Restated Severance Agreement dated December 23, 2002 by and between Exult, Inc. and Kevin M. Campbell

10.29.3*	Amended and Restated Stock Option Addendum dated December 23, 2002 by and between Exult, Inc. and Kevin M. Campbell

10.29.4*	Employment Restructuring Agreement dated December 23, 2002 by and between Exult, Inc. and Kevin M. Campbell

10.29.5*	Restricted Stock Agreement dated December 23, 2002 by and between Exult, Inc. and Kevin M. Campbell

10.30.1*	Employment Agreement dated April 2, 2001 by and between Exult, Inc. and Michael F. Henn

10.30.2*	Severance Agreement dated April 2, 2001 by and between Exult, Inc. and Michael F. Henn

10.30.3*	Stock Option Addendum dated April 2, 2001 by and between Exult, Inc. and Michael F. Henn

10.30.4*	Incentive Compensation Letter dated April 1, 2001 by and between Exult, Inc. and Michael F. Henn

21.1	Subsidiaries of Exult, Inc.

23.1	Consents of Independent Public Accountants

99.1	Reports of Independent Public Accountants on Supplemental Schedule

99.2	Supplemental Schedule—Schedule II—Valuation and Qualifying Accounts

99.3(7)	Letter to SEC Pursuant to Temporary Note 3T

(1)	Previously filed with the Registrant’s Registration Statement on Form S-1, Registration Number 333-31754, and incorporated herein by reference.

(2)	Previously filed with the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(3)	Previously filed with the Registrant’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(4)	Previously filed with the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(5)	Previously filed with the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(6)	Previously filed with the Registrant’s current report on Form 8-K dated October 18, 2001 and incorporated herein by reference.

(7)	Previously filed with the Registrant’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(8)	Previously filed with the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

(9)	Previously filed with the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

†	Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

††	Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

*	This exhibit is a management contract or a compensatory plan or arrangement.

(d)	See item (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EXULT, INC.

                                  (Registrant)

Date: February 13, 2003	By:	/s/ JAMES C. MADDEN, V
James C. Madden, V
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. MADDEN, V James C. Madden, V	Chief Executive Officer, President and Chairman of the Board (principal executive officer)	February 13, 2002

/s/ MICHAEL F. HENN Michael F. Henn	Chief Financial Officer (principal financial officer)	February 13, 2002

/s/ ROBERT G. MCGRAW Robert G. McGraw	Vice President, Finance and Chief Accounting Officer(principal accounting officer)	February 13, 2002

/s/ J. MICHAEL CLINE J. Michael Cline	Director	February 13, 2002

/s/ STEVEN A. DENNING Steven A. Denning	Director	February 13, 2002

/s/ MARK DZIALGA Mark Dzialga	Director	February 13, 2002

/s/ MICHAEL MILES Michael Miles	Director	February 13, 2002

/s/ THOMAS NEFF Thomas Neff	Director	February 13, 2002

/s/ JOHN R. OLTMAN John R. Oltman	Director	February 13, 2002

/s/ A. MICHAEL SPENCE A. Michael Spence	Director	February 13, 2002

/s/ RUSSELL P. FRADIN Russell P. Fradin	Director	February 13, 2002

I, James C. Madden, V, certify that:

1.	I have reviewed this annual report on Form 10-K of Exult, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ JAMES C. MADDEN, V James C. Madden, V Chief Executive Officer, President, and Chairman of the Board

I, Michael F. Henn, certify that:

1.	I have reviewed this annual report on Form 10-K of Exult, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ MICHAEL F. HENN Michael F. Henn Executive Vice President, Treasurer and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORTS

To the Board of Directors and Stockholders

Exult, Inc.:

We have audited the accompanying consolidated balance sheet of Exult, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Exult, Inc. and subsidiaries as of December 31, 2001, and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 23, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exult, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of Exult, Inc. and subsidiaries as December 31, 2001 and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. As described in Note 3, the 2000 and 2001 consolidated financial statements have been restated. We audited the adjustments described in Note 3 that were applied to restate the 2000 and 2001 consolidated financial statements, as well as certain additional disclosures in the 2000 and 2001 consolidated financial statements, as described in Note 3. In our opinion, such adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2000 and 2001 consolidated financial statements of Exult, Inc. and subsidiaries other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 and 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Orange County, California

January 27, 2003

The following audit report of Arthur Andersen LLP is a copy of the original report dated January 23, 2002 rendered by Arthur Andersen LLP on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, and has not been reissued by Arthur Andersen LLP since that date. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933. The Arthur Andersen LLP audit report refers to consolidated balance sheets of Exult, Inc. and subsidiaries as of December 2000 and consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 1999; pursuant to the rules of the Securities and Exchange Commission, those financial statements were included in our Annual Report on Form 10-K for the year ended December 31, 2001 but are not included in this report.

To the stockholders of Exult, Inc.:

We have audited the accompanying consolidated balance sheet of Exult, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 1999, 2000 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Orange County, California

January 23, 2002

EXULT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except per share amounts)

	December 31,
	2001	2002

ASSETS
Current Assets:
Cash and cash equivalents	$144,357	$42,846
Short-term investments	25,212	85,206
Accounts receivable, net	19,574	28,587
Other receivables (including amounts receivable from officer and employees)	2,860	2,603
Prepaid expenses and other current assets	13,834	23,747

Total Current Assets	205,837	182,989
Fixed Assets and Direct Contract Costs, net	39,143	54,105
Intangible Assets, net	28,683	37,564
Other Assets, net	18,144	19,738

Total Assets	$291,807	$294,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,907	$17,683
Accrued liabilities	44,796	31,759
Current portion of long-term obligations	3,470	2,862

Total Current Liabilities	58,173	52,304

Long-Term Obligations, net of current portion	—	12,794

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; Authorized—15,000 shares; Issued and outstanding—none at December 31, 2001 and 2002, respectively	—	—
Common stock, $0.0001 par value; Authorized—500,000 shares; Issued and outstanding—104,195 and 106,202 at December 31, 2001 and 2002, respectively	10	11
Additional paid-in capital	419,814	424,505
Deferred compensation	(1,198)	(1,928)
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	(125)	1,285
Unrealized gain on investments	—	891
Accumulated deficit	(184,867)	(195,466)

Total Stockholders’ Equity	233,634	229,298

Total Liabilities and Stockholders’ Equity	$291,807	$294,396

See accompanying notes to consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

	Year Ended December 31,
	2000	2001	2002
Revenue	$66,661	$272,534	$420,369
Cost of Revenue(1)	93,195	289,420	382,132

Gross Profit (Loss)	(26,534)	(16,886)	38,237

Expenses:
Selling, general and administrative(1)	34,881	49,087	32,596
Depreciation and amortization	8,811	12,472	18,453
Warrant charges	29,900	—	—

Total expenses	73,592	61,559	51,049

Loss from Operations	(100,126)	(78,445)	(12,812)
Investment and Interest Income, net	5,306	3,794	2,213

Net Loss	$(94,820)	$(74,651)	$(10,599)

Net Loss per Common Share:
Basic and diluted	$(1.74)	$(0.77)	$(0.10)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	54,491	96,622	105,199

(1)	Exclusive of depreciation and amortization.

EXULT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(amounts in thousands)

Year Ended December 31, 2002
Net Loss	$(10,599)

Other Comprehensive Income:
Foreign currency translation adjustment	1,410
Unrealized gain on investments	891

Total other comprehensive income	2,301

Net Comprehensive Loss	$(8,298)

See accompanying notes to consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Convertible Preferred Stock		Common Stock			Subscriptions Receivable	Deferred Compensation	Cumulative Translation Adjustments	Unrealized Gain on Investments	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Par	Additional Paid-in Capital
BALANCE, January 1, 2000	6,191	$58,768	9,434	$1	$5,971	$(100)	$(3,134)	$—	$—	$(15,396)	$46,110
Issuance of preferred stock	7,271	63,936	—	—	—	—	—	—	—	—	63,936
Warrant exercises	3,339	7,192	4,187	—	5,273	—	—	—	—	—	12,465
Issuance of common stock in public offering	—	—	6,300	1	56,668	—	—	—	—	—	56,669
Conversion of preferred stock	(16,801)	(129,896)	65,485	7	129,889	—	—	—	—	—	—
Issuance of common stock and common stock warrants for cash and assets	—	—	5,000	—	84,900	—	—	—	—	—	84,900
Exercise of stock options	—	—	514	—	436	—	—	—	—	—	436
Employee stock plan purchases	—	—	36	—	370	—	—	—	—	—	370
Issuance of stock warrants for services	—	—	—	—	94	—	—	—	—	—	94
Payment of subscription receivable	—	—	—	—	—	100	—	—	—	—	100
Deferred compensation related to stock options granted	—	—	—	—	792	—	(792)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,169	—	—	—	1,169
Net loss	—	—	—	—	—	—	—	—	—	(94,820)	(94,820)

BALANCE, December 31, 2000	—	—	90,956	9	284,393	—	(2,757)	—	—	(110,216)	171,429
Issuance of common stock in public offering	—	—	8,000	1	100,317	—	—	—	—	—	100,318
Issuance of common stock for cash	—	—	2,068	—	26,000	—	—	—	—	—	26,000
Exercise of stock options and warrants	—	—	3,048	—	5,472	—	—	—	—	—	5,472
Employee stock plan purchases	—	—	123	—	1,080	—	—	—	—	—	1,080
Issuance of stock options for services	—	—	—	—	36	—	—	—	—	—	36
Accelerated vesting of stock options net of related unamortized deferred compensation	—	—	—	—	2,516	—	524	—	—	—	3,040
Amortization of deferred compensation	—	—	—	—	—	—	1,035	—	—	—	1,035
Cumulative translation adjustments	—	—	—	—	—	—	—	(125)	—	—	(125)
Net loss	—	—	—	—	—	—	—	—	—	(74,651)	(74,651)

BALANCE, December 31, 2001	—	—	104,195	10	419,814	—	(1,198)	(125)	—	(184,867)	233,634
Exercise of stock options	—	—	1,246	1	1,987	—	—	—	—	—	1,988
Employee stock plan purchases	—	—	211	—	806	—	—	—	—	—	806
Accelerated vesting of stock options net of related unamortized deferred compensation	—	—	—	—	258	—	67	—	—	—	325
Issuance of restricted stock	—	—	550	—	1,640	—	(1,640)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	843	—	—	—	843
Cumulative translation adjustments	—	—	—	—	—	—	—	1,410	—	—	1,410
Change in unrealized gain on investments	—	—	—	—	—	—	—	—	891	—	891
Net loss	—	—	—	—	—	—	—	—	—	(10,599)	(10,599)

BALANCE, December 31, 2002	—	$—	106,202	$11	$424,505	$—	$(1,928)	$1,285	$891	$(195,466)	$229,298

See accompanying notes to consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,820)	$(74,651)	$(10,599)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	8,811	15,600	22,229
Charges for warrants and options	29,994	3,076	—
Write off of asset values	—	2,165	1,380
Changes in operating assets and liabilities—
Accounts receivable	(19,307)	(1,861)	(9,013)
Other receivables, prepaid expenses and other current assets	(5,477)	(8,512)	(3,102)
Accounts payable	2,022	6,432	7,776
Accrued liabilities and other	22,588	22,717	(14,163)

Net cash used in operating activities	(56,189)	(35,034)	(5,492)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for fixed asset purchases and direct contract costs	(23,831)	(20,957)	(24,456)
Expenditures for client contract related intangible assets	—	—	(13,600)
Purchases of investments	(5,000)	(25,212)	(239,259)
Proceeds from investments	—	5,000	177,156
Change in other assets	455	(1,140)	712

Net cash used in investing activities	(28,376)	(42,309)	(99,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	71,128	—	—
Proceeds from issuance of common stock	73,312	126,318	1,131
Payment of subscription receivable	100	—	—
Proceeds from exercise of stock options	436	6,028	1,988
Proceeds from long-term obligation	—	—	1,280
Payments on long-term obligations	(4,720)	(5,349)	(1,074)

Net cash provided by financing activities	140,256	126,997	3,325

Effect of exchange rate changes on cash	—	(187)	103

Net increase in cash and cash equivalents	55,691	49,467	(101,511)
Cash and cash equivalents, beginning of period	39,199	94,890	144,357

Cash and cash equivalents, end of period	$94,890	$144,357	$42,846

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$321	$1,464	$1,056

Income taxes	$34	$48	$373

SUMMARY OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Common stock, options and warrants issued for services	$94	$36	$1,640

Acquisition of prepaid assets by issuing long-term obligations	$—	$—	$9,012

Acquisition of fixed assets by issuing long-term obligations	$—	$1,621	$3,197

Common stock issued for prepaid rent and intangible asset	$44,000	$—	$—

Common stock warrants issued with common stock	$29,900	$—	$—

See accompanying notes to consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business

Exult, Inc. and subsidiaries (“Exult” or the “Company”) designs, implements, and manages comprehensive web-enabled human resources processes in support of the employees of clients, generally under long-term contracts. In addition, the Company provides consulting services for measuring and improving the efficiency of human capital productivity and human resource, finance and accounting processes.

Exult was incorporated in the State of Delaware on October 29, 1998. The Company began marketing its services in 1999. In August 1999 and November 1999, the Company formed two subsidiaries, Exult Limited in the United Kingdom to establish operations in that country, and Exult Equity Partners, Inc. for the purpose of acquiring most of the assets of Gunn Partners, Inc.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Exult, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Short-Term Investments

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

Assets Held for Sale to Clients

Assets held for sale to clients are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Assets held for sale to clients are included in prepaid expenses and other current assets.

Fixed Assets

Fixed assets are stated at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the assets. Significant additions and improvements to fixed assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any gain or loss is reflected in the results of operations. Maintenance, repairs and minor renewals are charged directly to expense as incurred.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

Capitalized Costs

In accordance with Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” the Company expenses all costs associated with the development or purchase of internal use software other than those incurred during the application development stage. Costs related to application development are capitalized and included in Fixed Assets and Direct Contract Costs. Such assets are amortized over the estimated useful life of the software.

The Company capitalizes certain set-up and other direct installation costs associated with client contracts to the extent that management determines such costs are recoverable from revenues to be earned under the related contract. Capitalized set-up and other direct installation costs are included in Fixed Assets and Direct Contract Costs and are amortized over the applicable contract term.

The Company capitalizes all incremental customer contract direct origination costs and certain non-incremental internal customer contract direct origination costs, including direct labor, incurred subsequent to contract acquisition to the extent that management determines that such costs are recoverable. Contract acquisition is generally deemed by the Company’s management to have occurred, and therefore costs are begun to be capitalized, at the time a definitive letter of intent is executed between the Company and the customer if the Company believes the execution of a contract is probable. These costs are included in Other Assets and are amortized over the applicable contract term. In the event a contract is not ultimately executed, or is cancelled, the balance is charged to operations at that time, to the extent that such amounts exceed amounts recoverable from the customer.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain of the Company’s long-lived assets are assessed.

The Company adopted SFAS No. 144 effective January 1, 2002. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

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

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

The Company fulfills some of its service delivery obligations through use of third-party vendors, including vendors that had previously entered into contracts directly with the Company’s clients, which contracts were then assigned, or are in the process of being assigned, to the Company in connection with the process management services. The Company is contractually responsible for the delivery and acceptability of these third-party vendor services. The Company includes in revenue all amounts for services that it is contractually obligated to provide to its clients, whether it provides the services directly using its own personnel or through third-party vendors. In some instances, the Company pays the charges of the third-party vendors that provide services and bills its clients for the cost of the service. In other instances, the client pays the third-party vendor directly on the Company’s behalf. In either case, the Company is primarily responsible for providing the services to its clients.

The Company’s process management service contracts generally have terms of 7 to 10 years, encompass multiple HR administrative processes, and require the Company to provide high levels of service at reduced costs to the client. These contracts contain multiple responsibilities for the Company, including both the Company’s assumption of responsibility for transaction processing and administration, and transformation of the way HR work is performed over time by the client. The transformation work done by the Company is largely in addition to the work required to initiate and sustain service under the contract, and is ongoing for the life of the contract. Transformation activities include implementation and integration of new systems and tools, process change and standardization, consolidation of related activities, globalization of solutions across the client’s business and geographic reach, rationalization of third-party vendors to produce lower costs and better service and service metrics, establishment of an overall integrated service delivery model and the design and implementation of performance measurements, metrics and reports that support the client’s goals. The process management service contracts also identify specific deliverables associated with the multiple elements described above, in addition to numerous deliverables that are produced for the benefit of the client in the ordinary course under the contract that are not specifically identified in the contract. While these deliverables generally can be completed by third parties, clients choose to obligate the Company to perform this work.

Revenue on the Company’s long-term process management contracts that have reached operational stability is recognized for each reporting period based on the proportion of contract costs incurred to date to then-current estimates of total contract costs. The effect of changes to total estimated contract revenue or costs is recognized in the period in which the determination is made that facts and circumstances dictate a change of estimate. Increases in cost estimates or reductions in revenue estimates may result in projected negative margins on a contract. In that case, the expected life-of-contract loss would be reflected as a cost in the period in which the loss determination was made, and the contract would then be accounted for at a zero margin going forward.

Before 2002, it was the Company’s practice to limit the amount of revenue recognized as described above to the amounts that have been or can be billed as of the end of the reporting period under the terms of the contracts. This limitation was implemented earlier in the Company’s history to minimize the potential impact of changes in estimates, which were more likely to be significant before the Company had achieved operational maturity in its business and operational stability in its underlying contracts. Now that the Company’s business has matured, the Company’s practice is to apply the revenue limitation on a contract-by-contract basis only until each contract achieves operational stability, and then to adjust the cumulative revenue recognized to date for that contract to fully reflect the then current estimates of profitability for the contract over its term. The Company has established certain quantifiable measures to identify the point at which a contract has achieved operational stability. As of December 31, 2002, the Company had removed the revenue limitation for all of its existing contracts. Revised estimates of contract margins in addition to the discontinuance of the revenue limitation resulted in a net increase to revenue of $13.1 million for the year ended December 31, 2002.

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

Concentration and Other Outsourcing Risk Factors

During the year ended December 31, 2000, 67 percent of the Company’s revenue was generated from a single process management client. During the year ended December 31, 2001, two of the Company’s process management clients accounted for approximately 44 percent and 42 percent of the Company’s revenue. During the year ended December 31, 2002, three of the Company’s process management clients accounted for approximately 46 percent, 25 percent and 15 percent of the Company’s revenue. No other client

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

accounted for 10 percent or more of the Company’s total revenue during any of these three years. As of December 31, 2002, the Company has a total of six process management clients. If any of the four largest process management clients were to substantially reduce or stop using the Company’s services, future revenues would be seriously impaired and could cause certain assets to not be recoverable. Some of these contracts are still at early stages. As such, management believes that the Company’s ability to secure future clients and revenues will be largely dependent upon managing and administering these clients’ human resource processes effectively and efficiently, and achieving service levels and cost savings specified in the contracts. Although these contracts are not scheduled to expire until December 2004, November 2010, October 2011, and January 2012, the clients may terminate their contracts prior to those dates for significant nonperformance by the Company; for any reason after December 2002, November 2001, January 2006 and July 2004, respectively, with specified prior written notice and payment to the Company of an early termination fee, if any; or in the event there is a change in control of the Company, as defined.

The Company has, and plans to continue to enter into, fixed price or relatively fixed priced process management contracts. These contracts typically are structured so that the Company receives fixed amounts that are generally equal to or less than the client’s historical costs incurred in connection with the services the Company is assuming. After the Company has achieved a negotiated minimum cost reduction, in certain instances the Company may be required to share further savings with its clients in a negotiated gain sharing arrangement. If the Company miscalculates the resources or time needed to perform under these contracts or is not able to perform human resource management more cost effectively than its clients, the costs of providing services could exceed the fixed amount the Company would receive. If that occurs, the Company would lose money on the contract. The contracts also contain certain minimum service level requirements that must be met. The Company currently depends on third parties to provide a number of specialized human resource services to the clients, such as recruiting and relocation, training and temporary help services. If the Company and its third-party vendors are not able to meet these requirements, the clients can assess penalties against the Company in accordance with the terms of the contracts. The assessment of any penalties could adversely affect future operating results.

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

Comprehensive Income (Loss)

Components of comprehensive income (loss) include amounts that are excluded from net income (loss). There were no significant differences between the Company’s net loss and comprehensive loss for the years ended December 31, 2000 and 2001.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock Based Compensation.” APB No. 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statement of operations using the straight-line method over the vesting period for fixed awards. Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the local currency. Assets and liabilities of subsidiaries with international operations are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing as they occur. Translation adjustments are reported as a separate component of stockholders’ equity and included in comprehensive income (loss). Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statements of operations. The Company has not entered into any foreign currency exchange contracts or other derivative financial instruments.

Segment Information

Management has determined that the Company operates in only one business segment. Prior to 2000, substantially all of the Company’s revenue was derived from within the United States. For the years ended December 31, 2000, 2001 and 2002, 76 percent, 83 percent and 90 percent, respectively, of the Company’s revenue was derived from within the United States with the balance for each year being derived primarily from within the United Kingdom.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted in certain instances for entities with fiscal years beginning after March 15, 2001. The Company adopted SFAS No. 142 effective January 1, 2002. The impact on the Company’s financial statements of adopting SFAS No. 142 is set forth in Note 6.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of assets that result from the acquisition, construction, development and/or the normal operation of an asset, except for certain obligations of lessees. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for such costs only when the liability is incurred. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it commits to an exit plan. The FASB concluded in SFAS No. 146 that an entity’s commitment to an exit plan, by itself, does not create an obligation that meets the definition of a liability. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company has not yet determined the impact of the adoption of EITF Issue 00-21 on its consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

3. Reclassifications

The 2001 consolidated balance sheet of the Company has been restated to reflect the reclassification setting forth certain short-term investments previously included in cash and cash equivalents. The effect of this restatement is as follows (in thousands):

	December 31, 2001
	As Restated	As Previously Reported
Cash and cash equivalents	$144,357	$166,888
Short-term investments	25,212	2,681

Disclosures consistent with the above restatement as of December 31, 2001, have been made in Note 4.

The 2000 and 2001 consolidated statements of operations of the Company have been restated to reflect the following reclassifications (in thousands):

	Year Ended December 31, 2000		Year Ended December 31, 2001
	As Restated	As Previously Reported	As Restated	As Previously Reported
Product development	$—	$6,674	$—	$4,630
Selling, general and administrative	34,881	28,207	49,087	44,457

The 2000 and 2001 consolidated statements of cash flows of the Company have been restated to reflect the following reclassifications (in thousands):

	Year Ended December 31, 2000		Year Ended December 31, 2001
	As Restated	As Previously Reported	As Restated	As Previously Reported
Cash flows from operating activities:
Change in investments	$—	$(5,000)	$—	$2,319
Change in other assets	—	455	—	(1,140)
Cash flows from investing activities:
Purchases of investments	(5,000)	—	(25,212)	—
Proceeds from investments	—	—	5,000	—
Change in other assets	455	—	(1,140)	—

In addition to the above, additional or modified disclosures for 2000 and 2001 have been made as follows:

•	With the adoption of SFAS No.142 effective January 1, 2002, the Company was required for comparison purposes, in accordance with that statement, to disclose its net loss and net loss per share for the years ended December 31, 2000 and 2001 as if SFAS No. 142 had been adopted as of January 1, 2000. In connection therewith, the Company also expanded its disclosure relating to the composition of its intangible assets as of December 31, 2001. These disclosures are contained in Note 6.

•	The Company expanded its disclosures in Note 9 to include the pro forma net loss per share, basic and diluted, for the years ended December 31, 2000 and 2001, and added new disclosure regarding a loan to an executive officer as of December 31, 2001 in Note 11.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

4. Short-Term Investments

Short-term investments are comprised of available-for-sale securities at December 31, 2001 and 2002, and consist of the following (in thousands):

	December 31, 2001		December 31, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Amounts Included in Cash and Cash Equivalents:
Institutional money market funds	$131,034	$131,034	$41,851	$41,851

Amounts Included in Investments:
Commercial paper and other	2,681	2,681	2,917	2,917
Corporate notes	7,930	7,930	28,520	28,769
Asset-backed securities	5,554	5,554	21,283	21,331
U.S. Treasuries and Agencies	9,047	9,047	31,595	32,189

	25,212	25,212	84,315	85,206

	$156,246	$156,246	$126,166	$127,057

The commercial paper in which the Company invests must have a minimum rating of A-1 or P-1, as rated by Standard & Poor’s and Moody’s, respectively. Corporate notes in which the Company invests must have a minimum rating of A-2 or P-2, as rated by Standard & Poor’s and Moody’s, respectively. Asset-backed securities in which the Company invests must have a minimum rating of AAA or Aaa, as rated by Standard & Poor’s and Moody’s, respectively. As of December 31, 2002, there are gross unrealized holding gains of $916,000 and gross unrealized holding losses of $25,000 from available-for-sale securities.

Amortized cost and estimated fair market value of debt securities classified as available-for-sale by contractual maturities at December 31, 2001 and 2002 consist of the following (in thousands):

	December 31, 2001		December 31, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$2,452	$2,452	$48,854	$49,128
Due in one to three years	20,079	20,079	32,538	33,155

	$22,531	$22,531	$81,392	$82,283

5. Unbilled Receivables

Included in accounts receivable as of December 31, 2002, are $7,057,000 of unbilled receivables consisting of revenue in excess of billings on long-term outsourcing contracts. All unbilled receivables are expected to be billed within twelve months. There were no similar amounts as of December 31, 2001.

6. Detail of Selected Financial Statement Caption Information (in thousands)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	December 31,
	2001	2002
Assets held for sale to clients	$6,000	$15,012
Other	7,834	8,735

	$13,834	$23,747

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

Fixed Assets and Direct Contract Costs

Fixed assets and direct contract costs consist of the following:

		December 31,
	Useful Life	2001	2002
Furniture and fixtures	5 years	$3,801	$3,881
Equipment, computers and software	3 to 5 years	31,675	55,793
Leasehold improvements	Lease term	5,773	6,040
Construction-in-progress		9,918	5,448
Direct contract costs	Contract term	—	11,065

		51,167	82,227
Less: Accumulated depreciation and amortization		(12,024)	(28,122)

		$39,143	$54,105

Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will not be amortized but will be tested for impairment at least annually. Upon adoption of SFAS No. 142, the Company transferred an intangible asset (an assembled workforce) of $3,392,000, net of accumulated amortization of $2,390,000, to goodwill in accordance with that statement. The Company completed its transitional and annual impairment tests of its existing goodwill during the three months ended June 30, 2002 and September 30, 2002, respectively. These tests involve the use of estimates related to the fair value of the business to which the goodwill is allocated. There was no impairment loss as a result. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill. If SFAS No. 142 had been adopted as of January 1, 2000, the net loss for the year ended December 31, 2000, would have been $93,648,000, or $1.72 per basic and diluted share, and the net loss for the year ended December 31, 2001, would have been $73,479,000, or $0.76 per basic and diluted share.

The following reflects the components of intangible assets as of December 31, 2001 and 2002 (in thousands):

	December 31, 2001			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Client contract related	$26,715	$(2,490)	$24,225	$40,315	$(6,271)	$34,044
Other	8,952	(4,494)	4,458	240	(112)	128

	35,667	(6,984)	28,683	40,555	(6,383)	34,172

Intangible assets with indefinite lives:
Goodwill	—	—	—	5,782	(2,390)	3,392

	$35,667	$(6,984)	$28,683	$46,337	$(8,773)	$37,564

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

During the year ended December 31, 2002, the Company expended $13,600,000 for the acquisition of intangible assets in connection with certain client contracts. There were no similar expenditures during the year ended December 31, 2001. During the year ended December 31, 2001 and 2002, the Company retired intangible assets with a gross carrying value of $1,084,000 and $2,930,000, respectively, and accumulated amortization of $1,084,000 and $2,930,000, respectively. Also during the year ended December 31, 2001, the Company wrote off an intangible asset with a gross carrying value of $4,102,000 and accumulated amortization of $1,937,000. There were no other adjustments to the gross carrying amount of the Company’s intangible assets during the years ended December 31, 2001 and 2002. Aggregate intangible asset amortization expense for the years ended December 31, 2000, 2001 and 2002 was $4,237,000, $2,923,000 and $938,000, respectively, and for the years ended December 31, 2001 and 2002, an additional $2,490,000 and $3,781,000, respectively, was amortized as a reduction of revenue. There was no intangible asset amortization against revenue for the year ended December 31, 2000. As of December 31, 2002, estimated intangible assets amortization for each of the five calendar years ending December 31, 2007 is $4.2 million for each of 2003 and 2004; and, $4.1 million for each of 2005, 2006 and 2007.

Other Assets

Other assets consists of the following:

	December 31,
	2001	2002
Prepaid rent, net of current portion	$14,335	$12,669
Investments	—	3,000
Other	3,809	4,069

	$18,144	$19,738

Accrued Liabilities

Accrued liabilities consists of the following:

	December 31,
	2001	2002
Accrued employee compensation benefits and related costs	$16,880	$6,927
Accrued outsourcing third-party arrangements	8,280	11,719
Accrued severance and related costs	11,484	3,122
Other accrued liabilities	8,152	9,991

	$44,796	$31,759

Business Optimization Costs

The Company has incurred business optimization costs from time to time as it implements new organization structures, technologies, processes and other changes in its business. Included in selling, general and administrative expense for the year ended December 31, 2001, are $9,688,000 of severance costs (including non-cash option acceleration charges of $3,040,000), certain wind-up costs totaling $6,621,000 (including severance costs of $5,412,000) associated with the elimination of two secondary processing centers and a $2,165,000 non-cash charge relating to the write-off of a research database that the Company has determined is no longer a strategic component of its business. For the years ended December 31, 2000 and 2002, no similar charges were incurred.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

The following is a summary of the business optimization costs incurred during 2001, and the ending accrual balance, which is included in accrued liabilities and other, as of December 31, 2001 and 2002 (in thousands):

	Accruals	Non-Cash Charges	Total
Severance and related charges	$6,648	$3,040	$9,688
Processing centers closure costs	6,621	—	6,621
Write-off of database	—	2,165	2,165

	13,269	$5,205	$18,474

2001 cash payments	(3,976)

Balance at December 31, 2001	9,293

2002 cash payments	(5,118)
2002 accrual adjustments	(2,309)

Balance at December 31, 2002	$1,866

The accrual adjustments were made as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in certain estimates with regard to the remaining arrangements. The Company expects the remaining balance to be paid out during the next eighteen months.

7. Long-Term Obligations

The Company purchased certain current assets and fixed assets totaling $9,012,000 and $6,346,000, respectively, under various long-term arrangements, including capital lease arrangements. These long-term arrangements require periodic payments through November 2007 and the related asset values were established by computing the present value of the future payments using the interest rate appropriate at the inception of each transaction. Interest for these transactions range from 2.9 percent to 19.5 percent. The future minimum payments under these arrangements and the long-term obligations at December 31, 2002 consist of the following:

2003 payments	$2,900
2004 payments	12,944
2005 payments	1,060
2006 payments	180
2007 payments	252

Total future payments	17,336
Less: Interest portion	(1,680)

Present value of payments	15,656
Current portion of long-term obligations	(2,862)

Long-term obligations, net of current portion	$12,794

8. Stockholders’ Equity

Preferred Stock

        The Company was originally authorized to issue 50,000 shares of Preferred Stock at $0.01 par value per share. On November 25, 1998, the Company filed a Certificate of the Powers, Designations, Preferences and Rights of the series A convertible Preferred Stock, par value $0.01 per share, designating 25,000 shares of the Company’s Preferred Stock as series A convertible Preferred Stock. On April 27, 1999, December 20, 1999, and February 9, 2000, the Company amended and restated its certificate of incorporation to authorize the issuance of 5,000,000, 15,000,000, and 15,000,000 shares of Preferred Stock, respectively, at $0.0001 par value per share. At December 31, 1999, 25,000 shares were designated as series A convertible Preferred Stock, 1,696,369 shares as series B convertible Preferred Stock, and 5,500,000 shares as series C convertible Preferred Stock. On February 9, 2000, the third amended and restated Certificate of Incorporation designated 7,650,533 shares as series D convertible Preferred Stock. Concurrent with the

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

consummation of the Company’s June 2000 initial public offering, all of the outstanding shares of Preferred Stock were converted into Common Stock.

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

On December 7, 1999, the Company issued a Common Stock warrant and a series C convertible Preferred Stock warrant to BP International Limited. The Common Stock warrant had a five-year term and was exercisable for 3,339,220 shares of Common Stock at an exercise price of $1.57 per share. The series C convertible Preferred Stock warrant had a one-year term and was exercisable for 667,844 shares of series C convertible Preferred Stock, which were convertible into 3,339,220 shares of Common Stock, at an initial exercise price of $10.28 which increased at an annual rate of 12 percent compounded daily over the term of the warrant. The value of these warrants was approximately $3,317,000 and was expensed. The value of these warrants was determined using the Black-Scholes options pricing model with the following assumptions: risk free interest rate of 5.82 percent; expected life of 5 years; weighted average volatility of 77.70 percent and weighted average dividend yield of 0.00 percent. On April 28, 2000, BP International Limited exercised the warrants to acquire 3,339,220 shares of Common Stock and 667,844 shares of series C convertible Preferred Stock for net consideration of $5,243,000 and $7,192,000, respectively.

On February 7, 2000, BP International Limited, subject to the terms of a stockholders agreement which contains certain preemptive and anti-dilution provisions, exercised its right to purchase 385,805 shares of series C convertible Preferred Stock for total consideration of $3,966,000.

On February 10, 2000, the Company issued 6,885,480 shares of series D convertible Preferred Stock in a private placement with institutional investors for total consideration of approximately $59,970,000. Each share of series D convertible Preferred Stock was convertible into one share of Common Stock.

On June 2, 2000, the Company completed its initial public offering of its Common Stock issuing 6,000,000 shares. On July 6, 2000, Exult issued an additional 300,000 shares of Common Stock in connection with the underwriters’ exercise of their over-

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

allotment option. The Company received net consideration after the underwriting discount and offering costs of $56,669,000 for the issuance of the 6,300,000 shares at a gross offering price of $10.00 per share. Concurrent with the consummation of the initial public offering, all of the outstanding shares of the Company’s Preferred Stock were converted into 65,484,786 shares of Common Stock.

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

In June 2001, one of the Company’s third-party vendors purchased 1,538,461 shares of the Company’s Common Stock at fair market value for $20,000,000 in cash. If the amount of business directed by the Company to this vendor reaches specified levels by July 2005, the Company may require the vendor to purchase for cash up to an additional $30,000,000 of the Company’s Common Stock in installments at the then respective fair market values during that period. The per share purchase price for future installments, if any, is derived from a formula designed to approximate the fair market value of a share of Common Stock for a 30-day period ending each date the third-party vendor is notified by the Company the Company will require a purchase of its Common Stock by the vendor.

In August 2001, the Company completed a public offering of its Common Stock issuing 8,000,000 shares. The Company received net consideration after the underwriting discount and offering costs of $100,318,000 for the issuance of the shares at a gross offering price of $13.34 per share.

In September 2001, another of the Company’s third-party vendors purchased 504,200 shares of the Company’s Common Stock at fair market value for $6,000,000 in cash.

Common Stock and Stock Option Deferred Compensation

The Company recorded aggregate deferred compensation for stock options issued of $792,000 for the year ended December 31, 2000. The amount recorded represent the difference between the grant price and the deemed fair value of the Company’s Common Stock at the date of grant. Deferred compensation is being amortized to expense using the straight-line method over the 48-month vesting period. There were no similar stock option transactions during the years ended December 31, 2001 and 2002.

In connection with a certain retention arrangement entered into with one of the Company’s executive officers, the Company issued 550,000 shares of restricted Common Stock in December 2002. The restricted stock is scheduled to vest in ten consecutive quarterly installments beginning June 2003, contingent upon the executive’s continued employment. The value of the restricted stock on the date of grant, approximately $1.6 million, will be amortized to expense over the three–year vesting period.

Employee Stock Purchase Plan

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“2000 Stock Purchase Plan”). Under the 2000 Stock Purchase Plan, employees may elect to participate by contributing to the plan a portion, not in excess of 10 percent, of their after-tax pay. The purchase price per share of Exult Common Stock is the lesser of the fair market value of a share of Exult Common Stock on the first day of the period or the fair market value of a share of Exult Common Stock on the last day of the period, minus a 15 percent discount. The total number of shares available for purchase under the 2000 Stock Purchase Plan may not exceed 2,000,000 shares. As of December 31, 2002, 370,500 shares have been issued under the 2000 Stock Purchase Plan generating net cash proceeds of $2,256,000.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

9. Stock Option Plans

1999 Stock Option/Stock Issuance Plan

In May 1999, the Company adopted the 1999 Stock Option/Stock Issuance Plan (“1999 Plan”). The 1999 Plan was comprised of two separate equity programs: (i) the Discretionary Option Grant Program, under which eligible persons could, at the discretion of the Plan administrator, be granted options to purchase shares of Common Stock, and (ii) the Stock Issuance Program under which eligible persons could, at the discretion of the Plan administrator, be issued shares of Common Stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company. Upon the expiration, termination for any reason, or cancellation of unexercised stock options, the shares of Common Stock subject thereto will again be available for issuance under the terms of the 2000 Equity Incentive Plan. Upon any change in the outstanding Common Stock without the Company’s receipt of consideration, appropriate adjustments shall be made to each outstanding option.

Eligible participants in the Plan were employees, non-employee members of the board of directors of the Company, or any parent or subsidiary thereof, and consultants and other advisors who provide services to the Company, or any parent or subsidiary thereof. The Plan is administered by the compensation committee of the Company’s board of directors.

The options were issued as incentive stock options (as defined by the Internal Revenue Code of 1986) or as nonqualified options. Options under the Plan were granted at prices not less than 85 percent of the fair market value at the date of option grant and could become exercisable in installments ranging up to 10 years from the date of grant. If the optionee is a 10 percent stockholder, the exercise price could not be less than 110 percent of the fair market value at the date of option grant. As of December 31, 1999, the non-qualified stock options and incentive stock options are immediately exercisable by the optionee. Upon exercise, and subject to Internal Revenue Service limitations for incentive stock options, the option shares are initially unvested and subject to repurchase by the Company upon termination of employment or services, at the option exercise price per share. The optionee shall acquire a vested interest in, and the Company’s repurchase right shall lapse with respect to, 25 percent of the optionee’s shares upon completion of one year of service from the date of grant, and the remainder vest either on an annual basis or on a monthly basis over a 36-month period measured from the first anniversary of the grant date. At December 31, 2002, there were 41,848 shares subject to repurchase.

1999 Special Executive Stock Option Plan

On November 19, 1999, the Company adopted the Special Executive Stock Option Plan (“Executive Plan”). Participation in the Executive Plan was limited to officers and other highly compensated employees. The Executive Plan provided that the exercise price for all options must be at least 85 percent of the fair market of the option shares at the time of the option grant. Furthermore, no option may have a term in excess of ten years, and each option will be subject to early termination following the optionee’s cessation of services with the Company. The Executive Plan also provides that the exercise price for the shares of Common Stock subject to option grants may be paid in cash or in shares of Common Stock valued at fair market value on the exercise date. Options vest over a period determined by the Company’s board of directors. Since December 1999, no options have been granted under this plan.

2000 Equity Incentive Plan

In May 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan is the successor program to the 1999 Plan and the Executive Plan and terminates in May 2010. The 2000 Plan provides various equity incentive programs, including discretionary option grants for employees, consultants and directors and automatic option grants for non-employee directors. The initial number of shares available for grant under the 2000 Plan is 20,000,000 shares, which includes shares subject to outstanding awards under the 1999 Plan and the Executive Plan as of the adoption date of the 2000 Plan. The share reserve under the 2000 Plan automatically increases on the first trading day in January of each year, beginning with calendar year 2001, by an amount equal to 5 percent of the total number of shares of Exult Common Stock outstanding on the last trading day in December of the immediately prior year, but in no event will any such annual increase exceed 6,000,000 shares. In accordance with this provision, the share reserve increased by 4,548,000 shares, 5,209,757 shares and 5,282,421 shares in January 2001, 2002 and 2003, respectively. Shares subject to awards that expire or are otherwise cancelled or terminated are again available for future grant. At December 31, 2002, prior to the January 2003 reserve increase, there are 895,971 shares available for future grant under the 2000 Plan.

The 2000 Plan is administered by the Company’s board of directors (“Plan Administrator”). The Plan Administrator generally determines which eligible individuals receive option grants or other awards, the time or times when the awards are made, the number of shares subject to each award, the exercise price or other amount payable in connection with an award, the status of any granted

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for each award, and the maximum term for which any award is to remain outstanding. The exercise price for any options and the issue price for shares granted pursuant to the 2000 Plan may be paid in cash, vested shares in certain circumstances, and a net-issuance basis. In addition, no participant in the 2000 Plan may be granted stock options, separately exercisable stock appreciation rights and direct stock issuances for more than 1,000,000 shares of Common Stock per calendar year.

In certain circumstances involving an acquisition or merger of the Company, a sale of substantially all of the Company’s assets, a change in more than 30 percent of the ownership of the Company, or a change in control of the Company’s board of directors, all vesting of awards under the 1999 Plan, the Executive Plan and the 2000 Plan may be accelerated or extended.

The following is a summary of transactions relating to the 1999 Plan, the Executive Plan and the 2000 Plan:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2000	10,145,360	$0.93
Granted	7,474,989	10.88
Exercised	(513,867)	0.69
Canceled	(262,216)	5.01

Options outstanding at December 31, 2000	16,844,266	5.29
Granted	7,662,257	12.27
Exercised	(2,446,343)	2.52
Canceled	(2,382,599)	10.08

Options outstanding at December 31, 2001	19,677,581	7.58
Granted	8,405,000	6.07
Exercised	(1,246,040)	1.60
Canceled	(2,943,134)	11.11

Options outstanding at December 31, 2002	23,893,407	$6.93

Options exercisable at December 31, 2002	12,368,710	$6.36

Of the options exercisable as of December 31, 2002, options exercisable for 10,253,473 shares are vested.

Summarized information about stock options outstanding as of December 31, 2002, is as follows:

Exercise Price Range	Outstanding			Exercisable
	Remaining Life (in years)	Number of Options (in thousands)	Average Exercise Price	Number of Options (in thousands)	Average Exercise Price
$ 0.11 to $ 2.66	6.6	7,161	$ 1.24	6,015	$ 0.98
$ 2.67 to $ 8.74	9.1	7,821	$ 6.58	882	$ 7.88
$ 8.75 to $ 19.00	8.0	8,911	$11.81	5,472	$12.03

The following table shows pro forma net loss as if the fair value method had been used to account for stock-based compensation expense:

	December 31,
	2000	2001	2002
	(in thousands except per share amounts)
Net loss, as reported	$(94,820)	$(74,651)	$(10,599)
Pro forma adjustment	(7,076)	(21,162)	(24,412)

Pro forma net loss	$(101,896)	$(95,813)	$(35,011)

Pro forma net loss per share, basic and diluted	$(1.87)	$(0.99)	$(0.33)

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

The following outlines the significant assumptions used to calculate the fair value information presented utilizing the Black-Scholes approach with ratable amortization as of December 31, 2000, 2001 and 2002:

Risk-free interest rate	5.63% to 6.20%
Expected life	4.00
Expected volatility	77.70%
Expected dividends	—

10. Income Taxes

The Company did not record a tax provision for the years ended December 31, 2000, 2001 and 2002, as it had incurred only operating losses as of these dates.

The components of the Company’s net deferred income tax assets are as follows:

	December 31,
	2001	2002
	(in thousands)
Net operating loss carryforwards	$52,480	$68,616
Deferred tax assets (liabilities), net	6,948	(3,759)

	59,428	64,857
Less: Valuation allowance	(59,428)	(64,857)

Net deferred tax assets	$—	$—

A full valuation allowance is provided against the tax benefit generated by the net operating losses and any other net deferred tax assets because of the uncertainty of realizing the deferred tax assets associated therewith.

At December 31, 2002, the Company had federal, state and foreign net operating loss carryforwards of approximately $137.2 million, $121.1 million and $33.2 million, respectively. The federal and state net operating loss carryforwards will begin expiring in the years 2018 and 2003, respectively. The foreign net operating loss may be carried forward indefinitely. The realization of future tax benefits from utilization of the net operating loss carryforwards may be subject to certain limitations as a result of ownership changes that have occurred and may occur in the future.

11. Loss Per Share

The following is the calculation for net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2000	2001	2002
Basic:
Net loss	$(94,820)	$(74,651)	$(10,599)
Weighted average common shares	54,491	96,622	105,199

Net loss per common share	$(1.74)	$(0.77)	$(0.10)

Diluted:
Net loss	$(94,820)	$(74,651)	$(10,599)

Weighted average common shares	54,491	96,622	105,199
Stock option equivalent shares	—	—	—
Convertible preferred stock equivalent shares	—	—	—

Average common shares outstanding	54,491	96,622	105,199

Net loss per common share	$(1.74)	$(0.77)	$(0.10)

At December 31, 2000, 2001 and 2002, the impact of any outstanding shares of Preferred Stock convertible into Common Stock, warrants to purchase Common Stock or Preferred Stock convertible into Common Stock, and stock options to purchase Common

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

Stock was excluded from the respective computations of diluted net loss per common share as the effect is antidilutive. As of December 31, 2000, the Company had warrants outstanding exercisable for 5,047,770 shares of Common Stock with an exercise price of $10.91 per share and options outstanding exercisable for 16,844,266 million shares of Common Stock with a weighted average exercise price of $5.29 per share. As of December 31, 2001, the Company had a warrant outstanding exercisable for 2,500,000 shares of Common Stock with an exercise price of $11.00 per share and options outstanding exercisable for 19,677,581 shares of Common Stock with a weighted average exercise price of $7.58 per share. As of December 31, 2002, the Company had a warrant outstanding exercisable for 2,500,000 shares of Common Stock with an exercise price of $11.00 per share and options outstanding exercisable for 24,397,524 shares of Common Stock with a weighted average exercise price of $7.11 per share.

Concurrent with the consummation of the June 2000 initial public offering of the Company’s Common Stock, all outstanding shares of series A, series B, series C, and series D convertible Preferred Stock were automatically converted into Common Stock at the rate of 900 shares of Common Stock for each share of series A convertible Preferred Stock, five shares of Common Stock for each share of series B and series C convertible Preferred Stock, and one share of Common Stock for each share of series D convertible Preferred Stock.

12. Commitments and Contingencies

Lease Obligations

The Company leases space in the building it uses as its international headquarters under a noncancellable operating lease agreement, which expires in June 2008, and leases space in the building it uses as its European headquarters under a noncancellable operating lease agreement, which expires in June 2010. The Company also leases space to house its processing and shared service center staffs in North Carolina, Scotland, Tennessee and Texas under noncancellable operating lease agreements expiring in November 2010, March 2010, October 2011 and March 2006, respectively. Under the lease agreement for the Scotland facility, the landlord or the Company may terminate the agreement in March 2005 with 12 months prior notice. The Company also leases certain amounts of limited office space for various employees and office equipment under operating lease agreements expiring through January 2012.

Future minimum rental commitments under all operating leases as of December 31, 2002, are as follows:

Commitments
(in thousands)
2003	$4,961
2004	4,797
2005	4,813
2006	4,448
2007	4,327
Thereafter	11,089

Future minimum lease payments	$34,435

Rental expense for the years ended December 31, 2000, 2001 and 2002, was $3,394,000, $7,800,000 and $8,652,000, respectively.

Purchase Commitments

The Company has entered into various purchase commitment agreements with third parties for certain products and services in connection with the Company’s process management service offerings. Under these agreements, the Company is required to make aggregate minimum payments of $1,666,000, $2,288,000, $0, $3,500,000 and $7,500,000 upon receipt of the products and services for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively. Certain of these agreements provide the Company with the ability to cancel the respective agreement for convenience upon the payment of a fee.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

Employment Agreements and Executive Loans

The Company entered into employment agreements with key management personnel. These agreements provide for a defined level of compensation and additional compensation in the form of discretionary bonuses. The agreements also provide for severance benefits in the event of termination without cause or in connection with a change in control, as defined.

As of December 31, 2002, the Company had a full recourse loan outstanding to one of its executive officers totaling $1,150,000, plus accrued interest on the various draws ranging from 4.00 percent to 6.40 percent per annum. This amount will be forgiven, provided the executive remains employed by the Company, in three equal annual increments beginning March 31, 2003, and is being amortized as additional compensation and the amortization included in selling, general and administrative expense. As of December 31, 2001 and December 31, 2002, the carrying value of the loan is $1,186,000 and $800,000, respectively, and is included in other receivables. This loan was made in 2000 and is therefore grandfathered under the Sarbanes-Oxley Act of 2002.

In December 2002, the Company entered into a retention arrangement with this executive. Pursuant to this arrangement, the executive has agreed not to resign from the Company without good reason (as defined in his modified employment agreement) before December 31, 2005, in exchange for certain cash payments and a grant of restricted stock. The cash payments are expected to total approximately $3.0 million, approximately $2.5 million of which was expensed during 2002 with the balance expected to be expensed in 2003 when it is earned. The restricted stock grant comprises 550,000 shares that are scheduled to vest in ten consecutive quarterly installments beginning June 2003, contingent upon the executive’s continued employment. The value of the restricted stock on the date of grant, approximately $1.6 million, will be amortized to expense over the three–year vesting period.

Legal Proceedings, Lawsuits and Other Claims

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters include, among other things, assertions of contract breach and claims by persons whose employment with the Company has been terminated in connection with facilities consolidations, headcount rationalizations, outsourcing of certain operational functions, including in some cases to offshore vendors, and other measures that the Company has undertaken and expects to continue to undertake in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of December 31, 2002. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

13. Selected Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly financial data for the twelve quarters ended December 31, 2002 (in thousands, except per share amounts):

	Quarter Ended —
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Revenue	$5,577	$8,172	$20,878	$32,034
Gross profit (loss)	(173)	(4,221)	(9,241)	(12,899)
Income (loss) from operations	(11,694)	(15,254)	(19,115)	(54,063)
Net income (loss)	(10,902)	(13,802)	(17,640)	(52,476)
Net income (loss) per share, basic and diluted	$(1.16)	$(0.40)	$(0.21)	$(0.60)

	Quarter Ended —
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenue	$43,464	$64,318	$75,332	$89,420
Gross profit (loss)	(11,391)	(8,443)	(2,352)	5,300
Income (loss) from operations	(23,384)	(25,468)	(12,926)	(16,667)
Net income (loss)	(22,307)	(24,801)	(11,871)	(15,672)
Net income (loss) per share, basic and diluted	$(0.24)	$(0.27)	$(0.12)	$(0.15)

	Quarter Ended —
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenue	$95,017	$100,864	$102,865	$121,623
Gross profit (loss)	3,661	5,364	10,890	18,322
Income (loss) from operations	(7,265)	(5,093)	(1,822)	1,368
Net income (loss)	(6,624)	(4,528)	(1,258)	1,811
Net income (loss) per share, basic and diluted	$(0.06)	$(0.04)	$(0.01)	$0.02

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