Form 10-Q/A
period 2002-03-31
EXULT INC
filed 2003-02-28
CIK 1108341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number                                 0-30035

EXULT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0831076 (I.R.S. Employer Identification No.)

121 Innovation Drive, Suite 200 Irvine, California (Address of Principal Executive Offices)	92612 (Zip Code)

(949) 856-8800
(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒   No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding and each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2002

Common Stock	104,812,639

EXPLANATORY NOTE
PART II. OTHER INFORMATION.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX
EXHIBIT 10.40

EXPLANATORY NOTE

     This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2002 is being filed solely to amend Exhibit 10.40. The exhibit, originally filed on April 26, 2002, omitted certain information with respect to which the Registrant was seeking confidential treatment. The Registrant amended its confidential treatment request on February 28th, 2003 and the amended exhibit reflects such amended confidential treatment request. No revisions have been made to the Registrant’s financial statements or any other disclosure contained in such Quarterly Report.

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

          None.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, the undersigned has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2003.

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

Robert G. McGraw Vice President, Finance and Chief Accounting Officer (principal accounting officer)

CERTIFICATION

I, James C. Madden, V, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Exult, Inc.; and

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date:	February 28, 2003	/s/ James C. Madden, V

James C. Madden, V Chief Executive Officer, President, and Chairman of the Board

CERTIFICATION

I, Michael F. Henn, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Exult, Inc.; and

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date:	February 28, 2003	/s/ Michael F. Henn

Michael F. Henn Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1*	Fourth Amended and Restated Certificate of Incorporation of Exult, Inc.
3.2*	Amended and Restated Bylaws of Exult, Inc.
10.40**	Services Agreement between Exult, Inc. and The Prudential Insurance Company of America dated as of January 11, 2002.

*	Previously filed with the Company’s Registration Statement on Form S-1 Registration No. 333-31754, and incorporated herein by reference.

**	Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and filed separately with the Securities and Exchange Commission.