Form 10-Q
period 2003-03-31
EXULT INC
filed 2003-04-25
CIK 1108341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2003
Common Stock	106,558,849

PART I. FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except per share amounts)

(unaudited)

	December 31, 2002	March 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$42,846	$56,349
Short-term investments	85,206	72,757
Accounts receivable, net	28,587	41,844
Prepaid expenses and other current assets (including amounts receivable from officer and employees)	26,350	26,278

Total Current Assets	182,989	197,228
Fixed Assets and Direct Contract Costs, net	54,105	54,660
Intangible Assets, net	37,564	37,525
Other Assets, net	19,738	20,394

Total Assets	$294,396	$309,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,683	$22,577
Accrued liabilities and other	31,759	39,528
Current portion of long-term obligations	2,862	2,767

Total Current Liabilities	52,304	64,872

Long-Term Obligations, net of current portion	12,794	11,849

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; Authorized — 15,000 shares; Issued and outstanding — none at December 31, 2002 and March 31, 2003	—	—
Common stock, $0.0001 par value; Authorized — 500,000 shares; Issued and outstanding — 106,202 at December 31, 2002 and 106,559 at March 31, 2003	11	11
Additional paid-in capital	424,505	424,941
Deferred compensation	(1,928)	(1,638)
Accumulated other comprehensive income:
Cumulative translation adjustments	1,285	952
Unrealized gain on investments	891	374
Accumulated deficit	(195,466)	(191,554)

Total Stockholders’ Equity	229,298	233,086

Total Liabilities and Stockholders’ Equity	$294,396	$309,807

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(amounts in thousands except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2002	2003
Revenue	$95,017	$114,136
Cost of Revenue	93,867	102,785

Gross profit	1,150	11,351
Selling, General and Administrative Expense	8,415	8,288

Income (loss) from operations	(7,265)	3,063
Investment and Interest Income, net	641	849

Income (loss) before provision for income taxes	(6,624)	3,912
Provision for Income Taxes	—	—

Net income (loss)	$(6,624)	$3,912

Net Income (Loss) per Common Share:
Basic	$(0.06)	$0.04

Diluted	$(0.06)	$0.03

Weighted Average Number of Common Shares Outstanding:
Basic	104,592	106,378

Diluted	104,592	113,891

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2003
Net Income (Loss)	$(6,624)	$3,912

Other Comprehensive Loss:
Foreign currency translation adjustment	(559)	(333)
Unrealized loss on investments	—	(79)
Reclassification adjustment for gains realized in net income	—	(438)

Total other comprehensive loss	(559)	(850)

Net Comprehensive Income (Loss)	$(7,183)	$3,062

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(6,624)	$3,912
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	4,760	6,114
Changes in operating assets and liabilities —
Accounts receivable, net	(3,881)	(13,257)
Prepaid expenses and other current assets	(8,263)	72
Accounts payable	4,506	4,894
Accrued liabilities and other	(6,733)	7,769

Net cash provided by (used in) operating activities	(16,235)	9,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for Fixed Asset Purchases and Direct Contract Costs	(5,049)	(5,334)
Expenditures for Client Contract Related Intangible Assets	(13,600)	(1,000)
Purchases of Investments	(145,358)	(29,370)
Proceeds from Investments	85,207	41,302
Change in Other Assets	(590)	(738)

Net cash provided by (used in) investing activities	(79,390)	4,860

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	1,643	436
Payments on Long-Term Obligations	(474)	(1,040)

Net cash provided by (used in) financing activities	1,169	(604)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(462)	(257)

Net Increase (Decrease) in Cash and Cash Equivalents	(94,918)	13,503
Cash and Cash Equivalents, beginning of period	144,357	42,846

Cash and Cash Equivalents, end of period	$49,439	$56,349

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$40	$60

Income taxes	$120	$92

SUMMARY OF NON-CASH FINANCING ACTIVITIES:
Acquisition of Fixed Assets through Capital Lease	$102	$—

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Exult, Inc. and subsidiaries (“Exult” or the “Company”) have been prepared by Exult’s management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with Exult’s audited consolidated financial statements and notes for the year ended December 31, 2002, which were included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.

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

Segment Information and Concentration of Revenue/Credit Risk

Management has determined that the Company operates within a single operating segment. For the three months ended March 31, 2002 and 2003, 87% and 90%, respectively, of the Company’s revenue has been derived from within the United States of America with the balance being derived primarily from within the United Kingdom.

During the three months ended March 31, 2002, three of the Company’s process management clients accounted for 46%, 30% and 13%, respectively, of revenue. During the three months ended March 31, 2003, three of the Company’s process management clients accounted for 49%, 22% and 16% of revenue. No other client accounted for more than 10% of revenue in the 2002 and 2003 periods. The Company believes that the resulting concentration of credit risk in its receivables, with respect to the limited client base, is substantially mitigated by its credit evaluation process. To date, bad debt write-offs have not been significant.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” APB No. 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statement of operations using the straight-line method over the vesting period for fixed awards. Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. SFAS No. 148 is effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 as of December 15, 2002 and continues to follow APB No. 25 in accounting for employee stock options.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As of March 31, 2002 and 2003, the Company had options outstanding to acquire 21,899,058 and 27,110,464 shares, respectively, of its Common Stock. The following table shows the pro forma net income (loss) as if the fair value method of SFAS No. 123 had been used to account for its employee stock-based compensation arrangements (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2002	2003
Net income (loss), as reported	$(6,624)	$3,912
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	226	290
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,750)	(4,232)

Pro forma net loss	$(17,148)	$(30)

Net income (loss) per share:
Basic, as reported	$(0.06)	$0.04

Diluted, as reported	$(0.06)	$0.03

Pro forma, basic and diluted	$(0.16)	$0.00

The following outlines the significant assumptions used to calculate the fair value information presented utilizing the Black-Scholes approach with ratable amortization as of March 31, 2002 and 2003:

	2002	2003
Risk-free interest rate	5.63% to 6.20%	2.59%
Expected life	4.00	5.63
Expected volatility	77.70%	77.70%
Expected dividends	—	—

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of assets that result from the acquisition, construction, development and/or the normal operation of an asset, except for certain obligations of lessees. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application being encouraged. The Company adopted SFAS No. 143 as of January 1, 2003. Adoption did not have a material impact on the Company’s financial condition and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for such costs only when the liability is incurred. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it commits to an exit plan. The FASB concluded in SFAS No. 146 that an entity’s commitment to an exit plan, by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 as of January 1, 2003. Adoption did not have a material impact on the Company’s financial condition and results of operations.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are closely interrelated or there is not sufficient evidence of relative fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company has not yet determined the impact of the adoption of EITF Issue 00-21 on its consolidated financial statements.

2. Reclassification of Depreciation and Amortization Expense

Depreciation and amortization expense had previously been set forth as a separate line item in the Condensed Consolidated Statements of Income (Loss) and has been reclassified to Cost of Revenue and Selling, General and Administrative Expense for all periods presented. Accordingly, for the three months ended March 31, 2002, the effect of this reclassification was to increase Cost of Revenue by $2,511,000 and Selling, General and Administrative Expense by $1,356,000. For the three months ended March 31, 2003, Cost of Revenue and Selling, General and Administrative Expense included depreciation and amortization of $4,292,000 and $794,000, respectively.

3. Short-Term Investments

Short-term investments are comprised of available-for-sale securities at December 31, 2002 and March 31, 2003, and consist of the following (in thousands):

	December 31, 2002		March 31, 2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Amounts Included in Cash and Cash Equivalents:
Institutional money market funds	$41,851	$41,851	$53,870	$53,870

Amounts Included in Investments:
Commercial paper and other	2,917	2,917	2,375	2,375
Corporate notes	28,520	28,769	19,789	19,885
Asset-backed securities	21,283	21,331	21,422	21,438
U.S. Treasuries and Agencies	31,595	32,189	28,797	29,059

	84,315	85,206	72,383	72,757

	$126,166	$127,057	$126,253	$126,627

The commercial paper in which the Company invests must have a minimum rating of A-1 or P-1, as rated by Standard & Poor’s and Moody’s, respectively. Corporate notes in which the Company invests must have a minimum rating of A-2 or P-2, as rated by Standard & Poor’s and Moody’s, respectively. Asset-backed securities in which the Company invests must have a minimum rating of AAA or Aaa, as rated by Standard & Poor’s and Moody’s, respectively. As of March 31, 2003, there are gross unrealized holding gains of $425,000 and gross unrealized holding losses of $51,000 from available-for-sale securities.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Amortized cost and estimated fair market value of debt securities classified as available-for-sale by contractual maturities at March 31, 2002 and 2003, consist of the following (in thousands):

	December 31, 2002		March 31, 2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$48,854	$49,128	$37,163	$37,256
Due in one to three years	32,538	33,155	32,845	33,126

	$81,392	$82,283	$70,008	$70,382

4. Unbilled Receivables

Included in accounts receivable as of December 31, 2002, and March 31, 2003, are $7,057,000 and $13,485,000, respectively, of unbilled receivables consisting of revenue in excess of billings on long-term outsourcing contracts. All unbilled receivables are expected to be billed within twelve months.

5. Business Optimization Costs

The Company has incurred business optimization costs from time to time as it implements new organization structures, technologies, processes and other changes in its business. For the year ended December 31, 2002, and the three months ended March 31, 2003, there were no business optimization costs incurred. The following is a summary of the business optimization costs incurred during 2001, and the ending accrual balance, which is included in accrued liabilities and other, as of December 31, 2002, and March 31, 2003, (in thousands):

	Accruals	Non-Cash Charges	Total
Severance and Related Charges	$6,648	$3,040	$9,688
Processing Centers Closure Costs	6,621	—	6,621
Write-off of Database	—	2,165	2,165

	13,269	$5,205	$18,474

2001 Cash Payments	(3,976)

Balance at December 31, 2001	9,293
2002 Cash Payments	(5,118)
2002 Accrual Adjustments	(2,309)

Balance at December 31, 2002	1,866
2003 Year-to-Date Cash Payments	(869)

Balance at March 31, 2003	$997

The accrual adjustments were made as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in certain estimates with regard to the remaining arrangements. The Company expects the remaining balance to be paid out during the next 15 months.

6. Income Taxes

The Company did not record a tax provision for the three-month period ended March 31, 2002, as it had incurred only net operating losses as of that date. A full valuation allowance is provided against the tax benefit generated by the net operating losses

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

because of the uncertainty of realizing the deferred tax assets associated therewith. For the three months ended March 31, 2003, the Company did not record a tax provision as a result of partial utilization of the carry forward for income tax purposes of the Company’s net operating losses. As of March 31, 2003, Exult has $63.0 million of remaining deferred tax assets, arising primarily from its net operating losses, for which it has fully reserved through its valuation allowance as a result of the uncertainty of realizing these deferred tax assets.

7. Net Income (Loss) Per Share

The following is the calculation for net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2003
Basic:
Net income (loss)	$(6,624)	$3,912
Weighted average common shares	104,592	106,378

Net income (loss) per common share	$(0.06)	$0.04

Diluted:
Net income (loss)	$(6,624)	$3,912

Weighted average common shares	104,592	106,378
Stock option and warrant equivalent shares	—	7,513

Average common shares outstanding	104,592	113,891

Net income (loss) per common share	$(0.06)	$0.03

For the three months ended March 31, 2002, the impact of all outstanding warrants and stock options to purchase Common Stock were excluded from the computations of diluted net loss per common share as their effect is antidilutive. As of March 31, 2002, the Company had a warrant outstanding exercisable for 2,500,000 shares of Common Stock with an exercise price of $11.00 per share and options outstanding exercisable for 21,899,058 shares of Common Stock with a weighted average exercise price of $7.80 per share. For the three months ended March 31, 2003, the weighted average number of common shares outstanding used to compute diluted net income per common share excluded the effect of a warrant outstanding exercisable for 2,500,000 shares of Common Stock with an exercise price of $11.00 per share and options outstanding exercisable for 13,672,257 shares of Common Stock with a weighted average exercise price of $10.49 per share, because such warrant and options have exercise prices in excess of the average market value of the Company’s Common Stock during the period and their effect is therefore antidilutive.

8. Commitments and Contingencies

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters include, among other things, assertions of contract breach and claims by persons whose employment with the Company has been terminated in connection with facilities consolidations, headcount rationalizations, outsourcing of certain operational functions, including in some cases to offshore vendors, and other measures that the Company has undertaken and expects to continue to undertake in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of March 31, 2003. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                 OPERATIONS.

This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. When used in this report, the words “may,” “will,” “should,” “predict,” “continue,” “plans,” “expects,” “anticipates,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere concerning, among other things, our anticipated performance, including revenue, margin, cash flow, balance sheet and profit expectations; size and duration of client contracts; business mix; development, implementation and scaling of our Exult Service Delivery ModelSM operational capabilities, including transition and transformation of client processes to our systems, productivity improvements, and cost savings from strategic initiatives; performance under client contracts; market opportunities; growth in our client base and existing contracts; client benefits and satisfaction; workforce improvements; and service center capacities.

Actual results might differ materially from the results projected due to a number of risks and uncertainties. We are still expanding, developing and enhancing our service capabilities and must operate at greater scale than historically, transition client processes on schedule and transform those processes to reduce delivery costs while meeting contractual service level commitments. Financial performance targets might not be achieved due to various risks including slower-than-expected process transitions or business development or higher-than-expected costs to meet service commitments or sign new contracts. Our cash consumption may exceed expected levels if profitability does not meet expectations, strategic opportunities require cash investment, or growth exceeds current expectations. Frontlog is estimated based upon various assumptions, is subject to change, and is not necessarily indicative of what new business we may sign. Client contracts may terminate early, and new business is not assured. These and other risks and uncertainties are described in this report under the heading “Risk Factors” and in our other filings made from time to time with the Securities and Exchange Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

OVERVIEW

Our primary source of revenue is fees we earn for providing our HR business process management services under long-term contracts. We also receive additional revenue from client projects and consulting services. Our process management service contracts generally have terms of 7 to 10 years, encompass multiple HR administrative processes, and require us to provide high levels of service at reduced costs to the client. These contracts contain multiple responsibilities for us, including both our assumption of responsibility for transaction processing and administration, and transformation of the way HR work is performed over time by the client. The transformation work we do is largely in addition to the work required to initiate and sustain service under the contract, and is ongoing for the life of the contract. Transformation activities include implementation and integration of new systems and tools, process change and standardization, consolidation of related activities, globalization of solutions across the client’s business and geographic reach, rationalization of third-party vendors to produce lower costs and better service and service metrics, establishment of an overall integrated service delivery model and the design and implementation of performance measurements, metrics and reports that support the client’s goals. The process management service contracts also identify specific deliverables associated with the multiple elements described above, in addition to numerous deliverables that are produced for the benefit of the client in the ordinary course under the contract that are not specifically identified in the contract. While these deliverables generally can be completed by third parties, clients choose to obligate us to perform this work to obtain the benefit of our expertise, detailed knowledge and previous success in implementing change in complex environments.

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

We incurred a net loss of $94.8 million, $74.7 million and $10.6 million in 2000, 2001 and 2002, respectively. While we reported profitable operations in the fourth quarter of 2002 and the first quarter of 2003, and we expect to operate profitably in the future, we may incur net losses in future periods. We anticipate ongoing significant expenditures to fund the development and expansion of our technology and general operating infrastructures. We may also make substantial investments to pursue, obtain and transition new client contracts; to augment our service offering and process capabilities; to develop new service center capacity to accommodate any growth we may achieve beyond the capacity of our existing service center infrastructure; and to expand geographically to better serve our clients or compete more effectively. To the extent that revenue does not increase at a rate commensurate with our increasing costs and expenditures, our future operating results and liquidity could be materially and adversely affected.

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

We recognize revenue and profit as work progresses based upon the proportion of costs incurred to the total expected costs. We maintain for each of our contracts estimates of total revenue and cost over the respective contract term. For purposes of periodic financial reporting, we accumulate total actual costs incurred to date under the contract. The ratio of those actual costs to our then-current estimate of total costs for the life of the contract is then applied to our then-current estimate of total revenue for the life of the contract to determine the maximum portion of total estimated revenue that should be recognized. To the extent that revenue is recognized under this policy in excess of amounts billed under the contract, unbilled receivables will be recorded. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revisions in our contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Favorable changes in estimates result in additional revenue and profit recognition, and unfavorable changes in estimates result in a reduction of recognized revenue and profit. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent.

Our previous practice was to limit the amount of revenue recognized as described above to the amounts that had been or could be currently billed as of the end of the reporting period under the terms of the contracts. This limitation was implemented earlier in our history to minimize the potential impact of changes in estimates, which were more likely to be significant before we had achieved operational maturity in our business and operational stability in our underlying contracts. Now that our business has matured, our practice is to apply the revenue limitation on a contract-by-contract basis only until each contract reaches operational stability, and then to adjust the cumulative revenue recognized to date for that contract to fully reflect the then-current estimates of profitability for the contract over its term. We measure the achievement of operational stability for each contract by considering various factors, including: completion of initial transition of client processes to our service delivery infrastructure; completion of the initial software and systems integration necessary to support our performance of services to the client; and achievement of stable operations under the contract as evidenced by the predictability of costs incurred. In addition, there may be other factors relevant to the operational stability of any particular contract, which we consider as appropriate in determining whether to cease to apply the revenue limitation to that contract. The revenue and gross profit adjustment on a contract resulting from discontinuance of the revenue limitation may be significant, depending on factors including the size of the contract and the cumulative costs incurred as of the date at which the contract achieved operational stability, but should not be considered indicative of future period results.

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

In an effort to maintain appropriate estimates, our policy is to review each of our long-term, fixed-price outsourcing contracts on a regular basis, not less than annually, and to revise our estimates of revenue and cost as appropriate. Various factors could cause us to increase our estimates of contract expense. For example, our employment expenses and fees paid to vendors will tend to increase over time and may increase significantly from time to time depending upon market conditions and other factors. Changes in technology or competition may require us to increase infrastructure spending to maintain appropriate service capabilities. Changes in law may increase compliance costs. Our cost estimates may include the effect of some anticipated future cost savings, in addition to savings already achieved, and anticipated future cost savings may not be realized. Other factors could cause us to decrease our estimates of contract expense. For example, improvements in service delivery that we achieve through process engineering, application of technology, and vendor rationalization all tend to decrease contract costs.

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

We do not enter into contracts that are expected to result in a loss, but from time to time increases in cost estimates or reductions in revenue estimates may result in projected negative margins on a contract. In that case, the expected life-of-contract loss would be reflected as a cost in the period in which the loss determination was made, and the contract would then be accounted for at a zero margin for the remainder of its term. This could have a material adverse effect on our results of operations in the period in which the loss determination is made and would reduce our gross profit outlook.

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

Revenue recognition for variable services. Some services included in our process management contracts, such as staffing and learning, can have high variability in service volumes because client spending in these areas is discretionary to a significant degree, and highly sensitive to changes in client policies and strategies, as well as economic conditions and developments in the client’s business and outlook. Clients may choose to reduce or avoid such expenditures, which reduces our service volumes and revenue. Further, our costs for these resources can change quickly depending upon changing conditions in geographic or industry markets. Accordingly, our financial results from provision of these services are more variable than for other services such as payroll. Because of this variability, we do not believe we can make reasonably dependable estimates in these areas, so revenue and cost for these services are not included in contract estimates. Revenues and costs for these variable services are recognized in the period the services are performed and are not impacted by our long-term contract estimates.

Limited horizon for estimates. We intend to achieve cost savings over the life of our outsourcing contracts. However, the achievement of such savings becomes more speculative in the later years due to the potential for increasing delivery costs, uncertainty regarding client needs, and other factors. Therefore, contract estimates generally will reflect only those reductions in our costs of service delivery that we expect to realize within a limited time following the date of analysis.

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

Direct Contract Costs

We capitalize certain set-up and other direct installation costs (“Direct Contract Costs”) to the extent that management determines such costs are recoverable. Capitalized set-up and other direct installation costs are included in Fixed Assets and Direct Contract Costs and are amortized over the applicable contract term. As of December 31, 2002, and March 31, 2003, we had Direct Contract Costs of $10.7 million and $11.1 million, respectively, net of accumulated amortization.

Deferred Tax Assets

As of December 31, 2002, and March 31, 2003, we had $64.9 million and $63.0 million, respectively, of net deferred tax assets, arising primarily from our net operating losses, for which we have fully reserved through the valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance and we continue to monitor our ability to realize our deferred tax assets. As we begin to demonstrate consistent profitability, we may record one or more adjustments to reduce the valuation allowance to reflect our anticipated use of our deferred tax assets to reduce our future income tax liabilities. Each such adjustment will be recorded in the period that we determine it is more likely than not that we can recover all or a portion of our deferred tax assets. Each adjustment will increase income by an amount equal to the portion of the valuation allowance that we then determine we are more likely than not to recover. We were profitable during the quarter ended March 31, 2003, and we were able to use a portion of our deferred tax assets arising from our cumulative net operating losses to reduce our provision for income taxes to zero for the quarter.

RISK FACTORS

Any of the following risks and uncertainties could adversely affect our business, financial condition or results of operations. Other risks and uncertainties may also have an adverse effect on our business. The risks described in this report, and other risks that may become apparent from time to time, should be considered in assessing the Company’s prospects.

We have a relatively brief operating history and our future operating results are uncertain.

We entered into our first process management contract in December 1999. Our success depends on our ability to provide a high quality, cost-effective service offering, operate it profitably, produce satisfactory results for our clients and attract new clients. While we have met our objectives to date and we believe our clients value our services, we have not been in operation long enough to judge whether we can continue to accomplish all of these objectives, particularly in an increasingly complex and competitive marketplace. Accordingly, our future operating results are uncertain.

We currently depend on a small number of clients for most of our revenue. If any of these clients were to substantially reduce or stop using our services, or if we experience significant, repeated performance failures in providing services to these clients, our reputation and future revenues would be seriously impaired.

We have six outsourcing clients, and we anticipate that revenue from Bank of America Corporation, BP p.l.c., International Paper Company, and Prudential Financial will represent a substantial portion of our revenue through 2003 and possibly in future periods. For fiscal 2002 and the first quarter of 2003, these clients collectively accounted for approximately 92% and 95%, respectively, of our revenue. We believe our ability to secure future clients and revenues will be largely dependent upon our ability to perform and achieve the contracted service levels and cost savings for our current clients.

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

If any of our major clients were to substantially reduce or stop using our services, or if we experience significant, repeated performance failures, our reputation and future revenues would be seriously impaired. We expect to face similar risks with other significant clients until our business is more firmly established.

Our client contracts and vendor relationships may not yield the results we expect.

Our revenue expectations may decrease. We maintain estimates of our aggregate anticipated annual revenue for our entire contract base. We may from time to time disclose some of these estimates. All of these estimates change as our contracts evolve, and a number of factors can cause our revenue expectations to decrease. These factors include client financial difficulties or business contractions that lead to reductions in workforce or discretionary spending on services such as staffing and training; amendments agreed to by us which reduce the scope or revenue for services; early termination of client contracts in whole or part, whether resulting from adverse developments in the client’s business or the client’s exercise of discretion; insourcing or retention by the client of processes previously contracted to us (subject to our approval as required under the terms of the contract); non-assignment to us of third-party vendor contracts that we initially envisioned taking over from the client; and other circumstances within the client’s organization. In addition, our receipt of revenue under any particular contract may be delayed if transition of the client’s processes to our infrastructure takes longer than anticipated. While our contracts with our clients may contemplate further expansion, this may not occur, and if it does occur, significant additional expenditures by us may be required to fund such expansion. In addition, our process management contracts generally permit our clients to impose financial penalties against us for specified material performance failures.

We might not be able to achieve the cost savings required to sustain and increase profits under our contracts. Our business model inherently places ongoing pressure on our operating margins. We provide our direct outsourcing services over long terms for fixed fees that are generally equal to or less than our clients’ historical costs to provide for themselves the services we contract to deliver. Additionally, our contracts generally require one or more reductions of this fixed fee during the contract term, often beginning upon completion of process transitions or approximately one year after we commence services, irrespective of our cost of providing these services. As a result, we bear the risk of increases in the cost of delivering HR process management services to our clients, and our margins associated with particular contracts will depend on our ability to control our costs of performance under those contracts and meet our service commitments cost-effectively. Over time, vendor costs and our own internal operating expenses will tend to increase as we invest in additional infrastructure and implement new technologies to maintain our competitive position and meet our client service commitments. Further, taking over services previously delivered by vendors involves further increases to our internal operating expense. We must respond by continuously improving our service efficiency and vendor management and continuing to grow our business so that our costs are spread over an increasing revenue base. If we stop improving, our ability to sustain and increase profitability will be jeopardized.

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

Our use of vendors presents liability risks and margin pressures. A significant part of our revenue (including somewhat more than half of our process management outsourcing revenue for the period ended March 31, 2003) is attributable to services we offer to our clients which we fulfill through the use of third-party vendors that provide specialized services, such as temporary staffing, training, learning content, benefits administration and relocation services. We select some of these vendors and assume others from relationships established by our clients before contracting with us. These vendors may act as subcontractors or vendors to us or provide services directly to our clients under our control; in either case, we have contractual responsibility for the delivery and acceptability of these services, and errors or omissions, service failures, breach of contract or insolvency by our vendors could cause us to have liability to our clients. This liability could exceed the limits of liability the vendors have to us. If our clients are not satisfied with the services provided by these third-party vendors, they may be entitled to recover penalties or to terminate their agreements with us, which could seriously harm our business.

Further, target operating margins are more difficult to achieve in the portion of our revenue attributable to third-party vendors. Our third-party vendor business is composed of several different types of processes across numerous vendors. In many cases, our initial cost of paying these vendors is equal to our revenue attributable to their services. In order to generate target operating margins and realize a profit from revenue received in connection with these third-party vendor contracts, we must reduce these vendor costs by rationalizing and consolidating the vendors, improving efficiencies, obtaining more favorable pricing, or performing the services ourselves at a lower cost. This may involve delay as existing contracts run their course and we attempt to renegotiate with or replace these vendors. In addition, at the conclusion of these third-party contracts, we must negotiate new third-party contracts, or provide these services ourselves, at the same or more favorable rates in order to generate our target operating margins. We may need our clients’ consent to substitute new vendors or ourselves for previous vendors, either because of contractual provisions or operational concerns. We are still developing our third-party vendor management capabilities, and our efforts may lead to varying results depending upon the process, vendor, and client involved and other factors. To date, our operating margins on the portion of our revenue attributable to services provided through third-party vendors have been limited. Accordingly, until we are able to develop substantial portions of our third-party vendor business to the point that it generates meaningful operating margins, our overall margins and profitability will rely upon strong performance in the “direct” process management and project and consulting services that make up the balance of our revenue.

Our ESDMSM is evolving and requires ongoing development.

We are still developing the Exult Service Delivery ModelSM infrastructure, including our MultiDeliverySM operational methodology, and our ability to continue to deliver and expand our broad process management solution depends upon our continued ability to assemble and manage our own systems and capabilities and third-party vendors into an integrated and efficient delivery platform. Our clients use disparate information systems and operating methods, and transitioning their processes to our operating platforms requires significant technology and process integration. We often must adapt or develop new systems and processes to accommodate various clients’ needs. Clients’ employees may access and utilize our myHRSM solution and systems through interfaces that require significant development and integration of many independent programs and complex functions, as well as ongoing revision, adaptation and maintenance. If we fail to develop a client’s service delivery infrastructure in accordance with the specifications and delivery milestones agreed upon, or if we are unable to complete development of scalable systems and achieve the functionality we expect, our ability to deliver our services and achieve our business objectives in general could be seriously impaired.

Our proportional cost method of accounting relies upon assumptions, estimates and policies that may change over time; such changes may have significant adverse effects on our reported results of operations.

Use of proportional cost accounting requires us to make assumptions and estimates and implement relevant policies. Assumptions affect various matters, including when reasonably dependable estimates of revenue and cost under any particular contract can be made. Estimates of life-of-contract revenue and cost form the basis of reported operating results. Policies dictate crucial matters such as how and when estimates are made and revised and how costs are allocated. These assumptions, estimates and policies involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles, and other factors. Further, initially foreseen effects could change over time as a result of changes in assumptions, estimates and policies. Application of, and changes in, assumptions, estimates and policies may result in adverse changes in periodic financial results.

From the time we begin providing services under a long-term outsourcing contract until the contract reaches operational stability, we limit the amount of revenue recognized under our proportional cost methodology to amounts that have been or can be currently billed under the terms of the contract. Once the contract reaches operational stability, we discontinue this limitation and adjust the cumulative revenue recognized to date for that contract to fully reflect the then-current estimates of profitability for the contract over its term. Thereafter, we recognize revenue and profit as work progresses based upon the proportion of costs incurred to total expected costs for the life of the contract. Each of our multi-year outsourcing contracts can generally be expected to contribute to unbilled receivables once the revenue recognition limitation is discontinued for that contract because early implementation costs will generally result in recognition of revenue in excess of contract billings early in the contract term. The amount of unbilled receivables associated with that contract is then expected to diminish gradually over the remainder of the contract term as billings exceed revenue recognized. However, if a contract were to terminate early, any remaining unbilled receivable and any other client-specific capitalized costs associated with that contract would be recognized as a cost in the period in which termination occurs, to the extent that they exceed termination payments we are entitled to recover. Termination payments may not be sufficient to defray the entire unbilled receivable and any other client-specific capitalized costs, and the net write-off may be significant and could have a material adverse effect on our results of operations. As of March 31, 2003, we had unbilled receivables of approximately $13.5 million. We expect unbilled receivables to increase as our business grows.

Proportional cost accounting requires us to maintain estimates of life-of-contract revenue and cost for each of our multi-year outsourcing contracts. All estimates are inherently uncertain and subject to change to correct inaccurate assumptions and reflect changes in circumstances. In an effort to maintain appropriate estimates, we review each of our long-term outsourcing contracts on a regular basis. If we determine that our cost estimates for a contract are too low, or our revenue estimates are too high, we will change our estimates in the period in which the determination is made, resulting in the recognition in that period of the cumulative portion of the revision that applies to prior periods. The amount by which prior period revenue and gross profit was higher than it would have been if the updated estimates had been applied during prior periods would result in a reduction of revenue and gross profit in the period that the estimates are changed, and the lower estimated margin would reduce our future gross profit outlook. The magnitude of these effects would increase proportionately with the size of the contract, the extent of the change in estimates, and the duration of the prior period to which the updated estimates must be applied. Some of these effects could be significant. Further, because we have a relatively small number of long-term outsourcing contracts and high client concentration, changes in estimates for a single client contract could have a material adverse effect on our results of operations.

New standards may affect our accounting.

Accounting rulemaking bodies and the staff of the SEC have promulgated new rules and interpretations related to accounting for long-term service contracts, including the recently released Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” We believe, based upon our analysis and consultation with our advisors, that our accounting for our existing long-term contracts is not inconsistent with these new rules and interpretations. We have not yet determined the impact of adoption of Emerging Issues Task Force Issue 00-21 may have on our accounting for any future long-term contracts that we obtain. However, developments in applicable accounting rules and their interpretation may require us to adopt different accounting for long-term contracts.

Capacity constraints and the length of our new client sales and integration cycles may limit our revenue growth.

We expect most of our future revenue growth to come from new client engagements. However, because the size of our client engagements tends to be relatively large and new client transition can be complex, our ability to take on multiple new client engagements concurrently is limited. This may limit our revenue growth until we have developed to the point that our services can be extended more rapidly across a greater number of clients.

Our client contracts involve significant commitments and cannot be made without a lengthy, mutual due diligence process during which we identify the potential client’s service needs and costs, and our ability to meet those needs and provide specified cost savings. We must devote significant management time and other resources to each due diligence process over a period of six months or more, and we can conduct at most only a few of these due diligence undertakings at one time. This lengthy due diligence process limits our revenue growth, and we have invested significant time and expense in some potential client relationships that have not resulted in contracts. It is possible that future client due diligence processes could result in a decision by us or the potential client not to enter into a contract after we have made significant investments of time and resources.

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

Our sales pipeline consists of potential expansions of contracts with existing clients, as well as potential contracts with new clients. From time to time, we publicly discuss our estimated frontlog in order to provide investors with information that is relevant to an understanding of our business. Frontlog represents our estimate of revenue potential from client prospects with which we are in advanced stages of discussion regarding an outsourcing contract, as characterized by a confidentiality agreement, a letter of intent, a very small group of serious bidders, or other factors. Our frontlog estimates are based upon our assumptions regarding potential scope and pricing, and assume an average ten-year contract term. Frontlog estimates are not representations; the sales cycle for our services is long and complex and the frontlog is fluid, so the frontlog does not represent any assurance of future revenue and it is impossible to predict in advance which prospects may become clients or how quickly contracts may be signed or implemented.

There is no assurance that we will sustain profitability and positive cash flows.

The fourth quarter of 2002 and the first quarter of 2003 were our first profitable quarters since our formation. We have not yet had a profitable fiscal year, and the creation of our business has consumed significant amounts of cash. We incurred net losses of $94.8 million, $74.7 million and $10.6 million for the years ended December 31, 2000, 2001 and 2002, respectively. We may incur net losses in future periods. While we do not enter into contracts for which we expect to incur a loss, and although we estimate and model each of our client contracts to be individually profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. Further, our ability to sustain positive cash flow depends upon a number of factors, including fuller utilization of our infrastructure and achievement of additional scale in our business. Cash flow can vary significantly from quarter to quarter for various reasons, including investments we make in connection with new client transitions and strategic initiatives and timing differences between our receipt of payments from our clients and payments to our vendors.

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

Due to economic conditions, we failed to achieve some of the revenue growth we had originally anticipated in 2002. In order to compensate for this and to enhance our ability to reach our goal of achieving profitability for the fourth quarter of 2002 and beyond, we implemented various cost reduction programs in 2002. These programs included overhead facilities consolidations and limited headcount reductions that may need to be reversed to support long-term growth, as well as various reductions in manager discretionary compensation and discretionary employee benefit programs that are not sustainable in the long run. Accordingly, our future profitability depends upon revenue increases as well as efficient operations.

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

To sustain and increase profitability, we must extend our service model across many client organizations and gain additional critical mass in the size and breadth of our operations. Our ability to achieve growth depends upon the following essential elements:

•	The market for skilled employees is competitive, and we must be able to hire, train and retain key personnel including managers, human resources specialists, web and Internet technologists and programmers, business development and process management specialists and technical and customer support personnel.

•	We currently have five client service centers, in North Carolina, Tennessee, Texas, Scotland and our developing center in India. These centers are designed to handle our existing client demands, and have capacity to handle anticipated near-term growth in our service volumes, but we will need to open new client service centers to handle the long-term growth we anticipate. We must devote substantial financial and management resources to launch and operate new centers successfully, and we may not select appropriate locations for these centers, open them in time to meet our client service commitments or manage them profitably.

•	As we assume responsibility for the existing HR departments of our clients, we must be able to assimilate certain HR personnel from these clients and integrate disparate systems, procedures, controls and infrastructures.

•	If we do not manage growth effectively, our ability to perform under our contracts may be jeopardized and our reputation may be harmed.

Our quarterly financial results may vary and cause our stock price to fluctuate.

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

We have in the past purchased assets and hired personnel from our clients. We expect to continue such transactions from time to time in the future. Client asset acquisitions may result in amortization expense and other charges. In addition, rationalizing headcount and facilities consolidation following transition of client processes to our systems may result in severance and closing expenses. As our business evolves, we may from time to time incur costs for severance and infrastructure consolidation, as well as costs relating to the implementation of new organization structures, technologies, processes and other changes in our business. These costs will reduce our reported earnings. Our service delivery infrastructure is represented by significant tangible and intangible assets reflected on our balance sheet. Our existing assets and infrastructure can accommodate some growth in our business, and we expect our capacity to increase in the future, both as a result of acquisitions of new assets and efficiency improvements in our Exult Service Delivery ModelSM. We try to maintain sufficient assets and capacity to support reasonably anticipated business growth without carrying excessive assets or idle capacity. To the extent that we might in the future determine that our assets or the capacity of our service delivery infrastructure exceed our reasonably anticipated needs, it may be necessary to take a charge to operations for excess assets or capacity, which would reduce our reported earnings.

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

We could experience fraud or theft.

Our services involve access to systems and accounts containing confidential personal data and monies of clients and their personnel. Notwithstanding our efforts, complete security is difficult to achieve. Dishonest acts by our employees, client employees or vendor personnel could expose us to liability, damage our reputation, and impair our client relationships.

We are subject to risks associated with our international operations.

We believe multinational capabilities will be important as the competitive market for outsourcing evolves and our business strategy includes international expansion. We have broadened the geographic scope of services we deliver to our clients from United States and United Kingdom operations to Indian operations in the first quarter of 2003, and we expect to continue to expand our international operations in the future as we take on additional large, multinational clients. Overseas expansion requires capital investment and presents significant risks and operational challenges. Foreign legal and regulatory requirements, affecting business operations in general as well as human resources processes in particular, may be complex and require significant investment in compliance capabilities. We do not yet have the expertise required to deal effectively with different countries’ workplace practices, and developing this expertise could be expensive and time consuming. Tariffs and other trade barriers, high taxes, political instability, and international currency exchange rates and related issues may increase the cost and risks associated with overseas operations. We must design and operate web sites and other service delivery components that are accessible by employees of overseas clients, and differing technology standards and Internet regulations may affect access to and operation of our web sites and our clients’ web sites. If we address our need to develop overseas service delivery capabilities by entering into strategic relationships with local overseas providers, our client service in those areas will depend upon third parties and our ability to address potentially complex systems integration, service delivery, and relationship issues. Because of these and other factors, overseas operations will require significant financial and management resources and may be more prone to service delivery errors and delays, which could damage our reputation and jeopardize contracts.

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

One of our service centers is in India, and some of our vendors are also located there. In the future, we may open new service centers or work with new vendors in other areas of political instability. Acts of war, terrorism or political unrest could disrupt our facilities or operations or those of our vendors and impair our service delivery capabilities, resulting in additional expense, damage to our reputation and potential material adverse effects on our business, results of operations and financial condition.

Recruitment and retention of key employees may be difficult and expensive.

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

•

Our target clients may not continue to be receptive to human resources services delivered over the Internet because of concerns over transaction security, user privacy, the reliability and quality of Internet service and other reasons. In addition, growth in

Internet traffic may cause performance and reliability to decline. Interruptions in Internet service and infrastructure delays could interfere with our ability to use the Internet to support our ESDMSM, which could disrupt our service delivery and expose us to contractual service credit penalties or damages for breach. Further, repeated Internet service failures could impair our revenue growth and results of operations.

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

Our service delivery capability incorporates and relies on software owned by third parties that we license directly or use through existing license arrangements between our clients and the vendor. If these vendors change or fail to maintain a product that we are using or do not permit use by us or our vendors, or if these agreements are terminated or not renewed, we might have to delay or discontinue our services until equivalent technology can be found, licensed and installed.

The markets we serve are evolving and increasingly competitive and our competitors may have much greater resources to commit to growth, new technology and marketing.

We expect growth in demand for integrated HR process management services to continue to result in increased competition, and we believe these factors will lead to rapid and significant changes in the market we serve. Our ability to compete effectively depends in part upon our ability to anticipate market developments. If we are unable to react quickly to changes in the market, if the market fails to develop in the ways we expect, or if our services do not achieve additional market acceptance, then we are unlikely to maintain our leadership position or to achieve or sustain profitability.

Our current and potential competitors include in-house HR departments of our target clients, as well as technology outsourcers, single-service providers, and consulting firms that are expanding their offerings to include broad HR offerings. We expect that the predicted growth of the HR outsourcing market will attract and motivate more competitors to assume responsibility for broad integration of HR processes.

Several of our existing or potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their customers and key product and service suppliers than we do. Our competitors may be able to:

•	develop and expand their delivery infrastructure and service offerings more quickly;

•	adapt better to new or emerging technologies and changing client needs;

•	take advantage of acquisitions and other opportunities more readily;

•	establish operations in overseas markets more rapidly than we can;

•	devote greater resources to the marketing and sale of their services; and

•	adopt more aggressive pricing policies and provide clients with additional benefits at lower overall costs.

The capabilities described above might enable competitors to overtake us. In addition, we believe there will be future consolidation in our market, which could increase competition in ways that may be adverse to us.

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

Our business is also increasingly affected by privacy legislation in the United States. Although the United States does not have comprehensive privacy legislation like the EU and many other countries, a variety of new federal and state laws are beginning to present compliance challenges. For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) has new privacy regulations that will impact our business operations. HIPAA’s privacy regulations protect individually identifiable health information relating to the mental and physical health condition of individuals. This law grants consumers expanded control over the access and use of their protected health information. Covered entities may only use an individual’s protected health information for purposes related to health care and all disclosures of health information must be limited to the minimum necessary for the purpose of the disclosure. In addition, covered entities must have proper security measures and policies to guard data integrity, confidentiality and availability. As a service provider to our clients for the processing of protected health care information, we are required to enter into written agreements with affected clients to ensure our compliance with HIPAA. Similarly, we are obligated to pass through similar compliance obligations to our vendors and subcontractors that assist us with the handling of health information for the benefit of our clients.

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

Our executive officers, directors and their respective affiliates have the right to vote a majority of our outstanding common stock as of March 12, 2003. As a result, these stockholders, acting together, have the ability to control matters requiring stockholder approval, including the election of directors and mergers, consolidations and sales of all or substantially all of our assets. These stockholders may have interests that differ from other investors and they may approve actions that other investors vote against or reject actions that other investors have voted to approve. In addition, this concentration of ownership may also have the effect of preventing, discouraging or deferring a change in control of Exult, which, in turn, could depress the market price of our common stock.

Our stock price is likely to be highly volatile.

The price at which our common stock trades has fluctuated significantly and is likely to continue to be highly volatile. From our IPO in June 2000 through March 31, 2003, the sales price of our stock, as reported on the Nasdaq National Market, has ranged from a low of $1.97 to a high of $19.85. We are a relatively new company without a history of profits, and we utilize the Internet and a technology infrastructure to deliver our services. The share prices for other companies with similar characteristics have at times increased to levels that bore no relationship to their operating performance, and at other times have declined dramatically, even without apparent changes in their business.

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

RESULTS OF OPERATIONS

Because of the rapidly evolving nature of our business and our limited operating history, we believe that period to period comparisons of our operating results, including our revenue, expenses, gross profit and expenses as a percentage of revenue, should not be relied upon as an indication of our future performance. The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2002	2003
Revenue	100.0%	100.0%
Cost of Revenue	98.8	90.1

Gross profit	1.2	9.9
Selling, General and Administrative Expense	8.9	7.2

Income (loss) from operations	(7.7)	2.7
Investment and Interest Income, net	0.7	0.7

Income (loss) before provision for income taxes	(7.0)	3.4
Provision for Income Taxes	—	—

Net income (loss)	(7.0)%	3.4%

Three Months Ended March 31, 2002 and 2003

Revenue. Revenue for the three months ended March 31, 2002 and 2003, was $95.0 million and $114.1 million, respectively. The 2002 amount included $91.0 million, or 96%, of revenue derived from seven business process management clients (one of which is no longer a client), and the 2003 amount included $112.1 million, or 98%, of revenue derived from six business process management clients. The balance of our 2002 and 2003 revenue primarily consisted of consulting revenue generated from various clients.

The revenue increase for the 2003 period as compared to the 2002 period principally resulted from the progressive transition of service responsibility to us under two process management contracts that were executed in October 2001 and January 2002, together with various scope expansions with respect to several clients, partially offset by the completion of one of our business process management contracts during the fourth quarter of 2002. In addition, as a result of the maturation of our business, we determined during the third quarter of 2002 that it was no longer necessary to limit revenue recognition to amounts billed once a contract has reached operational stability. As of December 31, 2002, all of our existing long-term outsourcing contracts had reached operational stability.

We make estimates of total contract revenue and cost, and we periodically update those estimates to reflect our evolving best estimates of the life-of-contract economics. This periodic update resulted in recognition of $6.2 million of net additional outsourcing revenue and operating income for the three months ended March 31, 2003 reflecting the cumulative impact of our change in estimates in the March 31, 2003 quarter.

For the three months ended March 31, 2002, three process management clients accounted for 46%, 30% and 13%, respectively, of revenue as compared to three process management clients accounting for 49%, 22%and 16%, respectively, of revenue for the three months ended March 31, 2003. No other client accounted for more than 10% of revenue in the 2002 and 2003 periods. For the three months ended March 31, 2002 and 2003, 24% and 30%, respectively, of our process management revenue was generated from the provision of services with more highly variable volumes, such as staffing and learning, which depend upon client discretionary spending. The increase in the percentage of revenue generated from the provision of these services primarily resulted from increased usage of these services and was not materially impacted by the transition of service responsibility to us under the two process management contracts executed in October 2001 and January 2002, respectively. As described above, revenue from these services is excluded from our contract estimates. Transition of our existing base of business is substantially complete, so revenue growth in 2003 and future periods will depend primarily upon our ability to obtain new clients and sell additional services to existing clients.

Cost of Revenue. Our cost of revenue for the three months ended March 31, 2002 and 2003, was $93.9 million and $102.8 million, respectively, and our gross margin for the same periods was 1.2% and 9.9%, respectively, as a percentage of revenue. Cost of revenue consists primarily of compensation and benefits paid to our employees who are directly involved in providing our services, computer and communications equipment and services costs, facilities costs, depreciation and amortization of capitalized expenditures incurred in connection with our process management contracts, and expenses associated with third-party vendors who provide services on our behalf for our clients within the scope of our process management contracts. Prior to January 1, 2003, depreciation and amortization expense had been set forth as a separate line item in our Condensed Consolidated Statements of Income (Loss) and has been reclassified to cost of revenue and selling, general and administrative expense for the three months ended March 31, 2002 and 2003. Accordingly, depreciation and amortization included in cost of revenue for the three months ended March 31, 2002 and 2003, was $2.5 million and $4.3 million, respectively. The increase in the cost of revenue for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 principally resulted from the progressive transition of service responsibility to Exult under our various process management contracts and the continuing expansion of our infrastructure and service capacity. The improvement in our gross margin in the 2003 period as compared to the 2002 period reflects the increased leverage achieved through higher utilization of our client service centers and other service delivery systems combined with the impact of continuing cost controls and efficiency programs instituted in connection with our Exult Service Delivery Model. Operating expense will tend to increase to support any growth we may achieve, and our profitability depends upon our ability to scale our business by leveraging existing resources across a broader revenue base and limiting increases in operating expense associated with new business to levels significantly below our clients’ historical costs of operating the processes we assume. Significant expansion of capacity in connection with new contracts may delay our achievement of this scale. We have incurred, and may incur in the future, negative gross margins as we continue to transition and transform our clients’ HR processes.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2002 and 2003, was $8.4 million, or 8.9% as a percentage of revenue, and $8.3 million, or 7.2% as a percentage of revenue, respectively. Selling, general and administrative expense generally consists of compensation for employees engaged in developing product features and service delivery capabilities; marketing, promoting and selling our services; and management and administrative activities. Selling, general and administrative expense also includes third-party consulting and marketing expenditures; facilities and office costs; legal, accounting and recruiting fees and expenses; and certain depreciation and amortization of capitalized expenditures. Included in selling, general and administrative expense for the three months ended March 31, 2002 and 2003, was $1.4 million and $0.8 million, respectively, of depreciation and amortization expense from certain capitalized costs and compensation deferrals. In addition, selling, general and administrative expense may include “business optimization costs” that are incurred during the period. We call these charges business optimization costs because they reflect our pursuit of strategies intended to enhance our efficiency and profitability as our operating scale increases and our business progresses toward operational maturity. For the year ended December 31, 2001, selling, general and administrative expense included business optimization costs totaling $18.5 million, the cash portion of these 2001 charges totaled $13.3 million. Through March 31, 2003, we have made cash payments totaling $10.0 million and reduced the initial accrual, and accordingly selling, general and administrative expense, by $0.3 million and $2.3 million during the three months ended March 31, 2002 and year ended December 31, 2002, respectively, as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in estimates with regard to the remaining arrangements. Exclusive of the impact of reducing the initial accrual for business optimization costs, selling, general and administrative expense for the three months ended March 31, 2002 was $8.7 million, or 9.1% as a percentage of revenue. Exclusive of business optimization costs, the decrease in selling, general and administrative expense for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, primarily resulted from a reduction in certain intangible asset amortization, and the decrease in the expense as a percentage of revenue was also further impacted by our rate of revenue growth. Further improvement in selling, general and administrative expense as a percentage of revenue depends upon revenue growth and leveraging existing infrastructure over a broader revenue base.

Investment and Interest Income, net. Investment and interest income, net for the three months ended March 31, 2002 and 2003 consisted of investment and interest income of $0.7 million and $1.1 million, respectively, partially offset by interest expense of $0.1 million and $0.3 million, respectively. Investment and interest income is generated primarily from short-term investing of cash in excess of current requirements. During the three months ended March 31, 2003, we realized $0.4 million in gains from sales of short-term investments. There were no similar sales during the three months ended March 31, 2002. We generally had greater available cash balances during the 2002 period as compared to the 2003 period, and excluding the gains from sales of short-term investments during the 2003 period, investment and interest income in the 2003 period decreased as compared to the 2002 period principally as a result of lower interest rates in the 2003 period and to a lesser degree from the reduced amount of cash available for investment. Interest expense is associated with certain long-term obligations in both periods.

Provision for Income Taxes. We have incurred losses since our founding in 1998 through September 30, 2002, resulting in federal, state and foreign net operating loss carryforwards. We incurred our first profitable quarters for the fourth quarter of 2002 and the first quarter of 2003 that utilized a portion of these net operating loss carryforwards. The remaining federal and state net operating loss carryforwards expire beginning in 2018 and 2005, respectively. The foreign net operating loss may be carried forward indefinitely. A full valuation allowance has been provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets.

Net Income (Loss). The foregoing resulted in a net loss for the three months ended March 31, 2002, of $6.6 million, or $0.06 per basic and diluted share, and net income for the three months ended March 31, 2003, of $3.9 million, or $0.04 and $0.03 per basic and diluted share, respectively.

Liquidity and Capital Resources

Since our inception in October 1998 through March 31, 2003, we have financed our operations primarily with equity contributions, including net cash received from private placement sales of our capital stock totaling $169.5 million from inception, the net proceeds from our June 2000 initial public offering and the August 2001 follow-on public offering totaling $157.0 million, and, to a lesser extent, by cash generated from our business and the exercise of stock options and warrants.

During the three months ended March 31, 2002, we began generating revenue from our sixth and seventh process management clients, International Paper and Prudential Financial, respectively. We also opened our fourth primary client service center in January 2002. By December 31, 2002, all of our process management contracts had reached operational stability and we had substantially completed transition activities with respect thereto. During the three-month periods ended March 31, 2002 and 2003, we expended operating cash in support of revenue generated by our process management contracts and, with respect to the 2002 period, to fund the transition and transformation costs associated with these process management contracts. We also used cash during both periods to pursue additional business opportunities and the development of our corporate infrastructure.Net cash used in operating activities for the three months ended March 31, 2002, was $16.2 million and net cash provided by operating activities was $9.5 million for the three months ended March 31, 2003. The improvement in net cash provided by operating activities in the 2003 period as compared to the 2002 period principally results from the attainment of operational stability for all of our contracts by the end of 2002 in conjunction with improved efficiency in, and leverage of, our service delivery model. Net cash used in investing activities for the three months ended March 31, 2002 was $79.4 million and net cash provided by investing activities was $4.9 million for the three months ended March 31, 2003. The increase in cash provided by investing activities in the 2003 period as compared to the 2002 period arises primarily from investments of the Company’s available cash. Commencing in December 2001, and continuing throughout 2002, in order to enhance its investment yield, the Company began to invest a portion of its available cash in financial instruments with maturity dates in excess of 90 days. These financial instruments consist primarily of U.S. government debt securities and high-grade investment quality debt securities with maturities of less than three years. Accordingly, the transactions in such securities are included in investing activities in the 2002 and 2003 periods and represent net cash used in investing activities of $60.2 million for the three months ended March 31, 2002, and net cash provided by investing activities $11.9 million for the three months ended March 31, 2003. The balance of cash used in investing activities for the 2002 and 2003 periods was used primarily to construct and expand our client service centers and our internal systems, to make certain payments with respect to new client contracts or expansion of existing contracts and to fund certain client set up costs. Excluding the transactions in cash equivalents and short-term investments, net cash used in investing activities for the three months ended March 31, 2002 and 2003, was $19.2 million and $7.1 million, respectively. The decrease in net cash used in investing activities excluding cash equivalents and short-term investment transactions is principally the result of increased new client activity in the 2002 period as compared to the 2003 period. We generated $1.2 million and used $0.6 million in cash, net from financing activities during the three months ended March 31, 2002 and 2003, respectively. We generated cash of $1.6 million and $0.4 million for the three months ended March 31, 2002 and 2003, respectively, from the exercise of stock options and purchases under our employee stock purchase plan while we made payments of $0.5 million and $1.0 million, respectively under our long-term obligations.

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

As of March 31, 2003, we had cash and marketable securities of $129.1 million. Cash consumption in the third and fourth quarters of 2002 and first quarter of 2003 benefited from favorable changes in working capital components which may not be sustainable. Cash consumption therefore may increase in the second quarter of 2003. However, we believe that our cash on hand will be sufficient to satisfy our working capital requirements for at least the next 12 months. If we experience rapid growth or unanticipated expenses, we may need to raise additional funds through public or private debt or equity financings in order to maintain adequate cash balances to satisfy the expectations of prospective clients; finance acquisitions, new client contracts with capital investment requirements, and other strategic opportunities; and address operating issues. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all, and if we need additional funds but cannot obtain them, our ability to fund our operations or strategic initiatives may be impaired.

Contractual Obligations and Commercial Commitments

The Company has the following contractual obligations and commercial commitments for the periods indicated (in thousands):

	April 1, 2003 Through December 31, 2005	January 1, 2006 through December 31, 2007	Thereafter	Total
Long-Term Obligations	$14,493	$123	$—	$14,616
Operating Leases	15,427	9,133	11,070	35,630
Unconditional Purchase Obligations	1,710	11,000	—	12,710

	$31,630	$20,256	$11,070	$62,956

Certain of the agreements provide the Company with the ability to cancel the respective agreement for convenience upon the payment of a fee.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of assets that result from the acquisition, construction, development and/or the normal operation of an asset, except for certain obligations of lessees. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. We adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 supersedes EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for such costs only when the liability is incurred. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. The FASB concluded in SFAS No. 146 that an entity’s commitment to an exit plan, by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We adopted SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity

At March 31, 2003, our investment portfolio consisted primarily of fixed income securities totaling $70.4 million. The carrying amount of these securities approximates fair market value. These securities are subject to interest rate risk and will decline in value if market rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of March 31, 2003, the decline in the fair value of the portfolio would not be material to our financial position.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Based on their evaluation, as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that they are unaware of any reason to believe that the Company’s disclosure controls and procedures (as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934) are not effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters include, among other things, assertions of contract breach and claims by persons whose employment with the Company has been terminated in connection with facilities consolidations, headcount rationalizations, outsourcing of certain operational functions, including in some cases to offshore vendors, and other measures that the Company has undertaken and expects to continue to undertake in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of March 31, 2003. However, based on its knowledge at the time of this report management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following Exhibits are incorporated herein by reference.

Exhibit Number	Description
3.1*	Fourth Amended and Restated Certificate of Incorporation of Exult, Inc.
3.2*	Amended and Restated Bylaws of Exult, Inc.
99	Written statement of the Chief Executive Officer and Chief Financial Officer of Exult, Inc. pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Company’s Registration Statement on Form S-1 Registration No. 333-31754, and incorporated herein by reference.

(b) Reports on Form 8-K.

Current Report on Form 8-K dated February 11, 2003, reporting that the Chief Executive Officer and Chief Financial Officer of the Company filed a certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 related to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the undersigned has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of April, 2003.

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

CERTIFICATIONS

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 24, 2003	/s/ JAMES C. MADDEN, V
James C. Madden, V Chief Executive Officer, President, and Chairman of the Board

I, Michael F. Henn, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Exult, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 24, 2003	/s/ MICHAEL F. HENN
Michael F. Henn Executive Vice President, Treasurer and Chief Financial Officer