Form 10-Q
period 2003-06-30
EXULT INC
filed 2003-07-25
CIK 1108341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2003
Common Stock	107,370,984

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except per share amounts)

	December 31, 2002	June 30, 2003
ASSETS		(unaudited)
Current Assets:
Cash and cash equivalents	$42,846	$37,032
Short-term investments	85,206	66,632
Accounts receivable, net	28,587	62,853
Prepaid expenses and other current assets (including amounts receivable from officer and employees)	26,350	33,712

Total Current Assets	182,989	200,229
Fixed Assets and Direct Contract Costs, net	54,105	61,586
Intangible Assets, net	37,564	68,272
Other Assets, net	19,738	20,192

Total Assets	$294,396	$350,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,683	$28,518
Accrued liabilities and other	31,759	66,403
Current portion of long-term obligations	2,862	2,751

Total Current Liabilities	52,304	97,672

Long-Term Obligations, net of current portion	12,794	11,873

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value;	—	—
Authorized—15,000 shares; Issued and outstanding—none at December 31, 2002 and June 30,2003
Common stock, $0.0001 par value;	11	11
Authorized—500,000 shares; Issued and outstanding—106,202 at December 31, 2002 and 107,371 at June 30, 2003
Additional paid-in capital	424,505	427,971
Deferred compensation	(1,928)	(2,345)
Accumulated other comprehensive income:
Cumulative translation adjustments	1,285	1,765
Unrealized gain on investments	891	297
Accumulated deficit	(195,466)	(186,965)

Total Stockholders’ Equity	229,298	240,734

Total Liabilities and Stockholders’ Equity	$294,396	$350,279

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(amounts in thousands except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenue	$100,864	$122,544	$195,881	$236,680
Cost of Revenue	99,250	109,257	193,117	212,042

Gross profit	1,614	13,287	2,764	24,638
Selling, General and Administrative Expense	6,707	9,179	15,122	17,467

Income (loss) from operations	(5,093)	4,108	(12,358)	7,171
Investment and Interest Income, net	565	481	1,206	1,330

Income (loss) before provision for income taxes	(4,528)	4,589	(11,152)	8,501
Provision for Income Taxes	—	—	—	—

Net income (loss)	$(4,528)	$4,589	$(11,152)	$8,501

Net Income (Loss) per Common Share:
Basic	$(0.04)	$0.04	$(0.11)	$0.08

Diluted	$(0.04)	$0.04	$(0.11)	$0.07

Weighted Average Number of Common Shares Outstanding:
Basic	105,077	106,395	104,836	106,128

Diluted	105,077	115,587	104,836	114,481

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net Income (Loss)	$(4,528)	$4,589	$(11,152)	$8,501

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	1,208	813	649	480
Unrealized loss on investments	419	127	419	50
Reclassification adjustment for gains realized in Net Income (Loss)	—	(204)	—	(644)

Total other comprehensive income (loss)	1,627	736	1,068	(114)

Net Comprehensive Income (Loss)	$(2,901)	$5,325	$(10,084)	$8,387

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(11,152)	$8,501
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation and amortization	10,121	12,783
Changes in operating assets and liabilities, net of business acquired—
Accounts receivable, net	(5,362)	(29,589)
Prepaid expenses and other current assets	(6,844)	(6,681)
Accounts payable	5,025	9,422
Accrued liabilities and other	(9,729)	28,314

Net cash provided by (used in) operating activities	(17,941)	22,750

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for Fixed Asset Purchases and Direct Contract Costs	(12,589)	(10,657)
Expenditures for Client Contract Related Intangible Assets	(13,600)	(19,139)
Purchase of outsourcing business, net of cash acquired	—	(16,602)
Purchases of Investments	(186,842)	(50,883)
Proceeds from Investments	126,625	68,863
Change in Other Assets	(795)	(518)

Net cash used in investing activities	(87,201)	(28,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	2,727	1,171
Payments on Long-Term Obligations	(89)	(1,032)

Net cash provided by financing activities	2,638	139

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(143)	233

Net Decrease in Cash and Cash Equivalents	(102,647)	(5,814)
Cash and Cash Equivalents, beginning of period	144,357	42,846

Cash and Cash Equivalents, end of period	$41,710	$37,032

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$79	$104

Income taxes	$249	$283

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Certain Prepaid
Assets through Long-Term Obligations	$9,012	$—

Acquisition of Fixed Assets through Long-Term Obligations	$2,788	$157

Common Stock Warrant Issued for Client Contract Related Intangible Asset	$—	$1,298

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Exult, Inc. and subsidiaries (“Exult” or the “Company”) have been prepared by Exult’s management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

Segment Information and Concentration of Revenue/Credit Risk

Management has determined that the Company operates within a single operating segment. For the three months ended June 30, 2002 and 2003, 89% and 88%, respectively, of the Company’s revenue has been derived from within the United States of America with the balance being derived primarily from within the United Kingdom. For the six months ended June 30, 2002 and 2003, 87% and 89%, respectively, of the Company’s revenue has been derived from within the United States of America with the balance being derived primarily from within the United Kingdom.

During the three months ended June 30, 2002, three of the Company’s process management clients accounted for 45%, 24% and 18%, respectively, of revenue. During the three months ended June 30, 2003, three of the Company’s process management clients accounted for 57%, 16% and 12%, respectively, of revenue. During the six months ended June 30, 2002, three of the Company’s process management clients accounted for 46%, 27% and 16%, respectively, of revenue. During the six months ended June 30, 2003, three of the Company’s process management clients accounted for 53%, 19% and 14%, respectively, of revenue. No other client accounted for more than 10% of revenue in the 2002 and 2003 periods. The Company believes that the resulting concentration of credit risk in its receivables, with respect to the limited client base, is substantially mitigated by its credit evaluation process. To date, bad debt write-offs have not been significant.

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

As of June 30, 2002 and 2003, the Company had options outstanding to acquire 21,875,644 and 27,438,647 shares, respectively, of its Common Stock. The following table shows the pro forma net income (loss) as if the fair value method of SFAS No. 123 had been used to account for its employee stock-based compensation arrangements (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income (loss), as reported	$(4,528)	$4,589	$(11,152)	$8,501
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	111	27	339	41
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,766)	(4,534)	(15,741)	(8,777)

Pro forma net income (loss)	$(9,183)	$82	$(26,554)	$(235)

Net income (loss) per share:
Basic, as reported	$(0.04)	$0.04	$(0.11)	$0.08

Diluted, as reported	$(0.04)	$0.04	$(0.11)	$0.07

Pro forma, basic and diluted	$(0.09)	$0.00	$(0.25)	$0.00

The following outlines the significant assumptions used to calculate the fair value information presented utilizing the Black-Scholes approach with ratable amortization for the three and six months ended June 30, 2002 and 2003:

	2002	2003
Risk-free interest rate	5.63% to 6.20%	2.59%
Expected life	4.00	5.63
Expected volatility	77.70%	77.70%
Expected dividends	—	—

Recent Accounting Pronouncements

Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are closely interrelated or there is not sufficient evidence of relative fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company is currently in the process of determining the impact of the adoption of EITF Issue 00-21 on its consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2. Reclassification of Depreciation and Amortization Expense

Depreciation and amortization expense had previously been set forth as a separate line item in the Condensed Consolidated Statements of Income (Loss) and has been reclassified to Cost of Revenue and Selling, General and Administrative Expense for all periods presented. Accordingly, for the three months ended June 30, 2002, the effect of this reclassification was to increase Cost of Revenue by $3,750,000 and Selling, General and Administrative Expense by $705,000. For the six months ended June 30, 2002, the effect of this reclassification was to increase Cost of Revenue and Selling, General and Administrative Expense by $6,261,000 and $2,061,000, respectively. For the three months ended June 30, 2003, Cost of Revenue and Selling, General and Administrative Expense included depreciation and amortization of $4,731,000 and $529,000, respectively. For the six months ended June 30, 2003, Cost of Revenue and Selling, General and Administrative Expense included depreciation and amortization of $9,023,000 and $1,323,000, respectively.

3. Short-Term Investments

Short-term investments are comprised of available-for-sale securities at December 31, 2002 and June 30, 2003, and consist of the following (in thousands):

	December 31, 2002		June 30, 2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Amounts Included in
Cash and Cash Equivalents:
Institutional money market funds	$41,851	$41,851	$27,429	$27,429

Amounts Included in Investments:
Commercial paper and other	2,917	2,917	2,483	2,483
Corporate notes	28,520	28,769	11,126	11,179
Asset-backed securities	21,283	21,331	25,580	25,646
U.S. Treasuries and Agencies	31,595	32,189	27,146	27,324

	84,315	85,206	66,335	66,632

	$126,166	$127,057	$93,764	$94,061

The commercial paper in which the Company invests must have a minimum rating of A-1 or P-1, as rated by Standard & Poor’s and Moody’s, respectively. Corporate notes in which the Company invests must have a minimum rating of A-2 or P-2, as rated by Standard & Poor’s and Moody’s, respectively. Asset-backed securities in which the Company invests must have a minimum rating of AAA or Aaa, as rated by Standard & Poor’s and Moody’s, respectively. As of June 30, 2003, there are gross unrealized holding gains of $303,000 and gross unrealized holding losses of $6,000 from available-for-sale securities.

Amortized cost and estimated fair market value of debt securities classified as available-for-sale by contractual maturities at December 31, 2002 and June 30, 2003, consist of the following (in thousands):

	December 31, 2002		June 30, 2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$48,854	$49,128	$27,130	$27,194
Due in one to three years	32,538	33,155	36,722	36,955

	$81,392	$82,283	$63,852	$64,149

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

4. Unbilled Receivables

Included in accounts receivable as of December 31, 2002, and June 30, 2003, is $7,057,000 and $22,016,000, respectively, of unbilled receivables consisting of revenue in excess of billings on certain long-term outsourcing contracts. All unbilled receivables are recoverable over the remaining respective lives of the contracts through billings made in accordance with the respective contract provisions. Included in accrued liabilities and other as of June 30, 2003, is $2,626,000 of deferred revenue representing billings in excess of amounts earned on certain long-term outsourcing contracts. There was no deferred revenue as of December 31, 2002.

5. Business Optimization Costs

The Company has incurred business optimization costs from time to time as it implements new organization structures, technologies, processes and other changes in its business. For the year ended December 31, 2002, and the six months ended June 30, 2003, there were no business optimization costs incurred. The following is a summary of the business optimization costs incurred during 2001, and the ending accrual balance, which is included in accrued liabilities and other, as of December 31, 2002, and June 30, 2003, (in thousands):

	Accruals	Non-Cash Charges	Total
Severance and Related Charges	$6,648	$3,040	$9,688
Processing Centers Closure Costs	6,621	—	6,621
Write-off of Database	—	2,165	2,165

	13,269	$5,205	$18,474

2001 Cash Payments	(3,976)

Balance at December 31, 2001	9,293

2002 Cash Payments	(5,118)
2002 Accrual Adjustments	(2,309)

Balance at December 31, 2002	1,866

2003 Year-to-Date Cash Payments	(1,112)
2003 Accrual Adjustments	(44)

Balance at June 30, 2003	$710

The accrual adjustments were made as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in certain estimates with regard to the remaining arrangements. The Company expects the remaining balance to be paid out during the next 12 months.

6. Income Taxes

The Company did not record a tax provision for the three-month and six-month periods ended June 30, 2002, as it had incurred only net operating losses as of that date. A full valuation allowance is provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets associated therewith. For the three months and six months ended June 30, 2003, the Company did not record a tax provision as a result of partial utilization of the benefit from tax losses. As of June 30, 2003, Exult has $59.0 million of remaining deferred tax assets, arising primarily from its net operating losses, for which it has fully reserved through its valuation allowance as a result of the uncertainty of realizing these deferred tax assets.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

7. Net Income (Loss) Per Share

The following is the calculation for net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Basic:
Net income (loss)	$(4,528)	$4,589	$(11,152)	$8,501
Weighted average common shares	105,077	106,395	104,836	106,128

Net income (loss) per common share	$(0.04)	$0.04	$(0.11)	$0.08

Diluted:
Net income (loss)	$(4,528)	$4,589	$(11,152)	$8,501

Weighted average common shares	105,077	106,395	104,836	106,128
Stock option and warrant equivalent shares	—	9,192	—	8,353

Average common shares outstanding	105,077	115,587	104,836	114,481

Net income (loss) per common share	$(0.04)	$0.04	$(0.11)	$0.07

For the three months and six months ended June 30, 2002, the impact of all outstanding warrants and stock options to purchase Common Stock were excluded from the computations of diluted net loss per common share as their effect is antidilutive. As of June 30, 2002, the Company had a warrant outstanding exercisable for 2,500,000 shares of Common Stock with an exercise price of $11.00 per share and options outstanding exercisable for 21,875,644 shares of Common Stock with a weighted average exercise price of $7.92 per share. For the three months ended June 30, 2003, the weighted average number of shares outstanding used to compute diluted net income per share excluded the effect of a warrant outstanding exercisable for 2,500,000 shares of Common Stock with an exercise price of $11.00 per share and options outstanding exercisable for 13,146,885 shares of Common Stock with a weighted average exercise price of $10.59 per share because such warrant and options have exercise prices in excess of the average market value of the Company’s Common stock during the period and their effect is therefore antidilutive. For the six months ended June 30, 2003, the weighted average number of shares outstanding used to compute diluted net income per share excluded the effect of a warrant outstanding exercisable for 2,500,000 shares of Common Stock with an exercise price of $11.00 per share and options outstanding exercisable for 13,553,821 shares of Common Stock with a weighted average exercise price of $10.57 per share because such warrant and options have exercise prices in excess of the average market value of the Company’s Common stock during the period and their effect is therefore antidilutive.

8. Commitments and Contingencies

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters include, among other things, assertions of contract breach and claims by persons whose employment with the Company has been terminated in connection with facilities consolidations, headcount rationalizations, outsourcing of certain operational functions, including in some cases to offshore vendors, and other measures that the Company has undertaken and expects to continue to undertake in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of June 30, 2003. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

9. Acquisition

On June 9, 2003, the Company acquired from a single seller certain legal entities and assets and assumed certain liabilities constituting a business process management outsourcing business that the Company intends to continue to operate. The results of operations of the acquired business for the period from June 10, 2003 through June 30, 2003 are included in the Company’s condensed consolidated statements of income (loss). The cash purchase price, including transaction costs, was $17,716,000, subject to

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

adjustment for finalization of the value of the net assets acquired. The preliminary allocation of the purchase price to the assets acquired, including the excess of net tangible assets acquired over liabilities assumed, is as follows:

Current assets	$8,024
Fixed assets	6,060
Intangible asset	12,673
Other assets	97

Total assets acquired	26,854
Current liabilities	9,138

Total liabilities assumed	9,138
Net assets acquired	$17,716

The value attributed to the purchased outsourcing contracts has been recorded as an intangible asset. The intangible asset will be amortized as cost of revenue over the remaining terms of the purchased contracts.

10. Capital Transaction

On April 23, 2003, Exult entered into an agreement to provide business process management services to BMO Financial Group. In connection with the outsourcing services arrangement, the Company issued BMO Financial Group a fully vested warrant to purchase up to 1,000,000 shares of the Company’s common stock. The warrant expires in April 2008 and may not be exercised prior to April 2005. The warrant may only be exercised in its entirety, must be exercised in a single transaction and must be exercised on a cashless, net issuance basis. The exercise price is derived from a formula with a minimum exercise price of $7.55 per share. The warrant has been recorded at its fair value of $1.3 million calculated by utilizing the Black-Scholes methodology as of the date of issuance and is included in intangible assets. The intangible asset will be amortized as a reduction of revenue over the term of the related outsourcing contract.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. When used in this report, the words “may,” “will,” “should,” “predict,” “continue,” “plans,” “expects,” “anticipates,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere concerning, among other things, our anticipated performance, including revenue, margin, cash flow, balance sheet and profit expectations; size and duration of client contracts; business mix; development, implementation and scaling of our Exult Service Delivery ModelSM operational capabilities, including transition and transformation of client processes to our systems, productivity improvements, and cost savings from strategic initiatives; performance under client contracts; market opportunities; international operations; growth in our client base and existing contracts; client benefits and satisfaction; workforce improvements; and service center capacities.

Actual results might differ materially from the results projected due to a number of risks and uncertainties. We are still expanding, developing and enhancing our service capabilities and must operate at greater scale than historically, transition client processes on schedule and transform those processes to reduce delivery costs while meeting contractual service level commitments. Financial performance targets might not be achieved due to various risks including slower-than-expected process transitions or business development or higher-than-expected costs to meet service commitments or sign new contracts. Our cash consumption may exceed expected levels if profitability does not meet expectations, strategic opportunities require cash investment, or growth exceeds current expectations. Frontlog (see discussion below) is estimated based upon various assumptions, is subject to change, and is not necessarily indicative of what new business we may sign. Client contracts may terminate early, and new business is not assured. These and other risks and uncertainties are described in this report under the heading “Risk Factors” and in our other filings made from time to time with the Securities and Exchange Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

OVERVIEW

Our primary source of revenue is fees we earn for providing our HR-led business process management services under long-term contracts. We also receive additional revenue from client projects and consulting services. Our process management service contracts generally have terms of 7 to 10 years, encompass multiple HR and related administrative processes, and require us to provide high levels of service at reduced costs to the client. These contracts contain multiple responsibilities for us, including both our assumption of responsibility for transaction processing and administration, and transformation of the way work is performed over time by the client. The transformation work we do is largely in addition to the work required to initiate and sustain service under the contract, and may be ongoing for the life of the contract. Transformation activities include implementation and integration of new systems and tools, process change and standardization, consolidation of related activities, globalization of solutions across the client’s business and geographic reach, rationalization of third-party vendors to produce lower costs and better service, establishment of an overall integrated service delivery model and the design and implementation of performance measurements, metrics and reports that support the client’s goals. The process management service contracts also identify specific deliverables associated with the multiple elements described above, in addition to numerous deliverables that are produced for the benefit of the client in the ordinary course under the contract that are not specifically identified in the contract. While these deliverables generally can be completed by third parties, clients choose to obligate us to perform this work to obtain the benefit of our expertise, detailed knowledge and previous success in implementing change in complex environments.

Our business process management contracts are generally structured so that we receive a fee that is no greater than our client’s historical cost of operating the functions assumed by us. We typically agree to provide a minimum savings to the client on the labor-based portion of the contract that we refer to as “direct” after a pre-determined period of time, approximately one year from contract signing, and we may be required to share further savings with our clients in negotiated gain sharing arrangements for the “indirect spend” portion of the contract covering services previously subcontracted by the client. The amount of minimum savings is determined in accordance with the terms of the applicable contracts. By operating client processes on a long-term contract basis using our service platforms and methodologies, we seek to reduce the costs of service delivery below the minimum savings provided in the contract, and recover the investment we make during the early part of the contract term for transition and integration of client processes.

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

We incurred a net loss of $94.8 million, $74.7 million and $10.6 million in 2000, 2001 and 2002, respectively. While we reported profitable operations in the fourth quarter of 2002 and the first two quarters of 2003, and we expect to operate profitably in the future, we may incur net losses in future periods. We anticipate ongoing significant expenditures to fund the development and expansion of our technology and general operating infrastructures. We may also make substantial investments to pursue, obtain and transition new client contracts; to augment our service offering and process capabilities; to develop new service center capacity to accommodate any growth we may achieve beyond the capacity of our existing service center infrastructure; and to expand geographically to better serve our clients or compete more effectively. To the extent that revenue does not increase at a rate commensurate with our increasing costs and expenditures, our future operating results and liquidity could be materially and adversely affected.

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

Long-Term Contracts

General. We provide outsourcing services under multi-year, multi-element arrangements, which generally extend up to ten years. These contracts are principally structured on a fee-for-service basis and provide that we receive a fee that is no greater than the client’s historical cost of operating the functions assumed by us. For some components of our outsourcing fees we provide negotiated discounts from the client’s historical costs. For other components of our outsourcing fees, principally reflecting amounts previously paid by clients to third-party vendors, after we have recovered our costs and/or achieved a negotiated minimum cost reduction, we may be required to share further savings with our clients in a negotiated gain sharing arrangement.

We recognize revenue and profit as work progresses based upon the proportion of costs incurred to the total expected costs. We maintain for each of our contracts estimates of total revenue and cost over the respective contract term. For purposes of periodic financial reporting, we accumulate total actual costs incurred to date under the contract. The ratio of those actual costs to our then-current estimate of total costs for the life of the contract is then applied to our then-current estimate of total revenue for the life of the contract to determine the maximum portion of total estimated revenue that should be recognized. To the extent that revenue is recognized under this policy in excess of amounts billed under the contract, unbilled receivables will be recorded. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revisions in our contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Favorable changes in estimates result in additional revenue and profit recognition, and unfavorable changes in estimates result in a reduction of recognized revenue and profit. Provisions for estimated losses on individual contracts are made in the period in which the loss is first determined.

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

We make estimates of total contract revenue and cost, and we periodically update those estimates to reflect our evolving estimates of the life-of-contract economics. While we believe we can make reasonably dependable estimates, all estimates are inherently uncertain and subject to change. Incorrect assumptions or erroneous perceptions of the resources required or revenue potential of a contract may need to be corrected. Changes in circumstances may require modification of estimates that were appropriate when made. Uncertainties inherent in the performance of contracts may affect our assessment of our contracts over time.

In an effort to maintain appropriate estimates, our policy is to review each of our long-term outsourcing contracts on a regular basis, not less than annually, and to revise our estimates of revenue and cost as appropriate. Various factors could cause us to increase our estimates of contract expense. For example, our employment expenses and fees paid to vendors will tend to increase over time and may increase significantly from time to time depending upon market conditions and other factors. Changes in technology or competition may require us to increase infrastructure spending to maintain appropriate service capabilities. Changes in law may increase compliance costs. Our cost estimates may include the effect of some anticipated future cost savings that we believe are probable of achieving, in addition to savings already achieved, and anticipated future cost savings may not be realized. Other factors could cause us to decrease our estimates of contract expense. For example, improvements in service delivery that we achieve through process engineering, application of technology, and vendor rationalization all tend to decrease contract costs.

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

Increases in cost estimates and decreases in revenue estimates can have material adverse effects on our earnings. If we determine that our previous cost estimates for a contract were too low, or our previous revenue estimates were too high, we will change our estimates appropriately in the period in which the determination is made, including the recognition of the cumulative impact of the revision. The amount by which prior period revenue and gross profit was higher than it would have been if the updated estimates had been applied during earlier periods will be a revenue and gross profit reduction in the period that the estimates are changed, and the lower estimated contract margin will also reduce our future gross profit outlook. Conversely, if we determine that our previous cost estimates for a contract were too high, or our previous revenue estimates were too low, the amount by which prior period revenue and gross profit was lower than it would have been if the updated estimates had been applied during earlier periods will be a revenue and gross profit increase in the period that the estimates are changed (subject to our revenue recognition limitation if it is then still in place for that particular contract), and the higher estimated contract margin will also increase our future gross profit outlook. The magnitude of these effects will increase proportionately with the size of the contract, the proportion of the contract completed and the extent of the change in estimates. Some of these effects could be significant. Further, because we have a relatively small number of contracts and high client concentration, adverse changes in estimates for a single client contract could have a material adverse effect on our results of operations.

We do not enter into contracts that are expected to result in a loss, but from time to time increases in cost estimates or reductions in revenue estimates may result in projected negative margins on a contract. In that case, the expected life-of-contract loss would be reflected as a loss in the period in which the loss determination was made, and the contract would then be accounted for at a zero margin for the remainder of its term. This could have a material adverse effect on our results of operations in the period in which the loss determination is made and would reduce our gross profit outlook.

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

Revenue recognition for variable services. Some services included in our process management contracts, such as staffing and learning, can have high variability in service volumes because client spending in these areas is discretionary to a significant degree, and highly sensitive to changes in client policies and strategies, as well as economic conditions and developments in the client’s business and outlook. Clients may choose to reduce or avoid such expenditures, which reduces our service volumes and revenue. Further, our costs for these resources can change quickly depending upon changing conditions in geographic or industry markets. Accordingly, our financial results from provision of these services are more variable than for other services such as payroll. Because of this variability, we do not believe we can make reasonably dependable estimates in these areas. As a consequence, revenue and cost for these services are not included in contract estimates. Revenues and costs for these variable services are recognized in the period the services are performed and are not impacted by our long-term contract estimates.

Limited horizon for estimates. We intend to achieve cost savings over the life of our outsourcing contracts. However, the achievement of such savings becomes more speculative in the later years due to the potential for increasing delivery costs, uncertainty regarding client needs, and other factors. Therefore, contract estimates generally will reflect only those reductions in our costs of service delivery that we believe are probable of being realized within a limited time following the date of analysis. As our operating experience increases and our ability to plan and execute cost savings improves, we would anticipate extending the period of estimate. The horizon included in the contract estimates as of June 30, 2003, includes the estimated savings that we believe are probable of being achieved during the remainder of the current fiscal year, which are then assumed to be maintained for the remaining life of each contract.

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

Direct Contract Costs

We capitalize certain set-up and other direct installation costs (“Direct Contract Costs”) to the extent that management determines such costs are recoverable. Capitalized set-up and other direct installation costs are included in Fixed Assets and Direct Contract Costs and are amortized over the applicable contract term. As of December 31, 2002, and June 30, 2003, we had Direct Contract Costs of $10.7 million and $12.3 million, respectively, net of accumulated amortization.

Deferred Tax Assets

As of December 31, 2002, and June 30, 2003, we had $64.9 million and $59.0 million, respectively, of net deferred tax assets, arising primarily from our net operating losses, for which we have fully reserved through the valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance and we continue to monitor our ability to realize our deferred tax assets. As we begin to demonstrate consistent profitability, we may record one or more adjustments to reduce the valuation allowance to recognize on a current basis our anticipated use of our deferred tax assets to reduce our future income tax liabilities. Each such adjustment will be recorded in the period that we determine it is more likely than not that we can recover all or a portion of our deferred tax assets. Each adjustment will increase income for that period by an amount equal to the portion of the valuation allowance that we then determine we are more likely than not to recover. We were profitable during the quarter and six months ended June 30, 2003, but did not record a tax provision due to the partial utilization of the benefit of tax losses. Upon utilization or expiration of the underlying net operating loss carry forwards, we will begin to record income tax expense and commensurately lower net income for future periods in which we are profitable.

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

We anticipate that revenue from Bank of America Corporation, BMO Financial Group, BP p.l.c., International Paper Company, and Prudential Financial will represent a substantial portion of our revenue through 2003 and possibly in future periods. For fiscal 2002 and the first six months of 2003, these clients collectively accounted for approximately 92% and 94%, respectively, of our revenue. We believe our ability to secure future clients and revenues will be largely dependent upon our ability to perform and achieve the contracted service levels and cost savings for our current clients.

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

Our revenue expectations may decrease. We maintain estimates of our aggregate anticipated annual revenue for our entire contract base. We may from time to time disclose some of these estimates. All of these estimates change as our contracts evolve, and a number of factors can cause our revenue expectations to decrease. These factors include client financial difficulties or business contractions or restructurings that lead to reductions in workforce or discretionary spending on services such as staffing and training; amendments agreed to by us which reduce the scope or revenue for services; early termination of client contracts in whole or part, whether resulting from adverse developments in the client’s business or the client’s exercise of discretion; insourcing or retention by the client of processes previously contracted to us (subject to our approval when required under the terms of the contract); non-assignment to us of third-party vendor contracts that we initially envisioned taking over from the client; and other circumstances within the client’s organization. In addition, our receipt of revenue under any particular contract may be delayed if transition of the client’s processes to our infrastructure takes longer than anticipated. While our contracts with our clients may contemplate further expansion, this may not occur, and if it does occur, significant additional expenditures by us may be required to fund such expansion. In addition, our process management contracts generally permit our clients to impose financial penalties against us for specified material performance failures.

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

Achieving the efficiency we need to sustain and increase our profitability depends upon our ability to continue to develop our process operations and our ESDMSM into a standardized management system that can be operated from our client service centers and extended to multiple clients with limited client-specific adaptation and modification. The actual cost reductions we are able to achieve will vary by client for a variety of reasons, including the scope of services we agree to provide and the existing state of our clients’ departments and processes. If we miscalculate the resources or time we need to perform under any of our contracts, or if our transformation efforts are not as successful as we anticipate, the costs of providing our services could exceed the fees we receive from our clients, and we could lose money.

Our ESDMSM involves distribution of our work across our international network of service centers and among vendors, including overseas vendors, as efficiently as possible based upon the tasks being performed, staff training and expertise, costs, regulatory issues, language, and other factors. This practice is critical to our business plans and we expect to continue and increase it. Some clients and potential clients may resist this approach to work distribution because of concerns about service quality, data security, legal and cultural issues, and other reasons. Disruption of our work distribution methods, including limitations on our ability to use overseas vendors or to move work among our multi-shore locations, would increase our costs and adversely affect our profitability. Overseas vendors may be difficult to manage and require significant investments in monitoring and systems integration. If we have disputes with overseas vendors it may be difficult for us to enforce our rights, and replacing overseas vendors may involve delay and expense.

Our use of vendors presents liability risks and margin pressures. A significant part of our revenue (including somewhat more than half of our process management outsourcing revenue for the six months ended June 30, 2003) is attributable to services we offer to our clients which we fulfill through the use of third-party vendors that provide specialized services, such as temporary staffing, training, learning content, benefits administration and relocation services. We select some of these vendors and assume others from relationships established by our clients before contracting with us. These vendors may act as subcontractors or vendors to us or provide services directly to our clients under our control; in either case, we have contractual responsibility for the delivery and acceptability of these services, and errors or omissions, service failures, breach of contract or insolvency by our vendors could cause us to have liability to our clients. This liability could exceed the limits of liability the vendors have to us. If our clients are not satisfied with the services provided by these third-party vendors, they may be entitled to recover penalties or to terminate their agreements with us, which could seriously harm our business.

Further, targeted operating margins are more difficult to achieve in the portion of our revenue attributable to third-party vendors. Our third-party vendor business is composed of several different types of processes across numerous vendors. In many cases, our initial cost of paying these vendors is equal to our revenue attributable to their services. In order to generate targeted operating margins and realize a profit from revenue received in connection with these third-party vendor contracts, we must reduce these vendor costs by rationalizing and consolidating the vendors, improving efficiencies, obtaining more favorable pricing, or performing the services ourselves at a lower cost. This may involve delay as existing contracts run their course and we attempt to renegotiate with or replace these vendors. In addition, at the conclusion of these third-party contracts, we must negotiate new third-party contracts, or provide these services ourselves, at the same or more favorable rates in order to generate our target operating margins. We may need our clients’ consent to substitute new vendors or ourselves for previous vendors, either because of contractual provisions or operational concerns. We are still developing our third-party vendor management capabilities, and our efforts may lead to varying results depending upon the process, vendor, and client involved and other factors. To date, our operating margins on the portion of our revenue attributable to services provided through third-party vendors have been limited. Accordingly, until we are able to develop substantial portions of our third-party vendor business to the point that it generates meaningful operating margins, our overall margins and profitability will rely upon strong performance in the “direct” process management and project and consulting services that make up the balance of our revenue.

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

Use of proportional cost accounting for our long-term outsourcing contracts requires us to make assumptions and estimates and implement relevant policies. Assumptions affect various matters, including when reasonably dependable estimates of revenue and cost under any particular contract can be made. Estimates of life-of-contract revenue and cost form the basis of reported operating results. Policies dictate crucial matters such as how and when estimates are made and revised and how costs are allocated. These assumptions, estimates and policies involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles, and other factors. Further, initially foreseen effects could change over time as a result of changes in assumptions, estimates and policies. Application of, and changes in, assumptions, estimates and policies may result in adverse changes in periodic financial results.

From the time we begin providing services under a long-term outsourcing contract until the contract reaches operational stability, we limit the amount of revenue recognized under our proportional cost methodology to amounts that have been or can be currently billed under the terms of the contract. Once the contract reaches operational stability, we discontinue this limitation and adjust the cumulative revenue recognized to date for that contract to fully reflect the then-current estimates of profitability for the contract over its term. Thereafter, we recognize revenue and profit as work progresses based upon the proportion of costs incurred to total expected costs for the life of the contract which may result in unbilled receivables. The amount of unbilled receivables associated with that contract will then diminish over the remainder of the contract term as billings exceed revenue recognized. However, if a contract were to terminate early, any remaining unbilled receivable together with any other client-specific capitalized costs associated with that contract would be recognized as a cost in the period in which termination occurs to the extent that they exceed termination payments we are entitled to recover. Termination payments may not be sufficient to defray the entire unbilled receivable and any other client-specific capitalized costs, and the net write-off may be significant and could have a material adverse effect on our results of operations. Furthermore, cessation of payments by a client under a contract for which we have client-specific capitalized costs, including outstanding unbilled receivables, because of insolvency, legal claims or other factors, would have similar consequences. As of June 30, 2003, we had unbilled receivables of approximately $22.0 million. We expect unbilled receivables to increase as our business grows.

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

Accounting rulemaking bodies and the staff of the SEC have promulgated new rules and interpretations related to accounting for long-term service contracts, including the recently released Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” We believe, based upon our analysis and consultation with our advisors, that our accounting for our existing long-term contracts is not inconsistent with these new rules and interpretations. We are in the process of determining the impact that adopting Emerging Issues Task Force Issue 00-21 may have on our accounting for any future long-term contracts that we obtain. Future developments in applicable accounting rules and their interpretation may require us to adopt different accounting for long-term contracts.

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

Our sales pipeline consists of potential expansions of contracts with existing clients, as well as potential contracts with new clients. From time to time, we publicly discuss our estimated frontlog in order to provide investors with information that is relevant to an understanding of our business. Frontlog represents our estimate of revenue potential from qualified client prospects with which we are in discussion regarding an outsourcing contract, as characterized by a confidentiality agreement, a letter of intent, a very small group of serious bidders, or other factors. Qualified prospective clients are those who meet our criteria for scope, number of employees and access to decision makers. Our frontlog estimates are based upon our assumptions regarding potential scope and pricing, and assume an average ten-year contract term. Frontlog estimates are not representations; the sales cycle for our services is long and complex and the frontlog is fluid, so the frontlog does not represent any assurance of future revenue and it is impossible to predict in advance which prospects may become clients or how quickly contracts may be signed or implemented.

There is no assurance that we will sustain profitability and positive cash flows.

The fourth quarter of 2002 and the first two quarters of 2003 were our first profitable quarters since our formation. We have not yet had a profitable fiscal year, and the creation of our business has consumed significant amounts of cash. We incurred net losses of $94.8 million, $74.7 million and $10.6 million for the years ended December 31, 2000, 2001 and 2002, respectively. We may incur net losses in future periods. While we do not enter into contracts for which we expect to incur a loss, and although we estimate and model each of our client contracts to be individually profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. Further, our ability to sustain positive cash flow depends upon a number of factors, including fuller utilization of our infrastructure and achievement of additional scale in our business. Cash flow can vary significantly from quarter to quarter for various reasons, including investments we make in connection with new client transitions and strategic initiatives and timing differences between our receipt of payments from our clients and payments to our vendors.

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

For the years ended December 31, 2000, 2001 and 2002, we used cash of $56.2 million, $35.0 million and $5.5 million, respectively, in operating activities and $23.8 million, $21.4 million and $38.1 million, respectively, to fund expenditures for direct contract costs and acquire property, plant and equipment as well as certain intangible assets. In addition, for the six months ended June 30, 2003, cash flow from operating activities provided cash of $22.8 million while cash used in investing activities to fund expenditures for direct contract costs, acquiring property, plant, equipment and contract related intangible assets, and the purchase of an outsourcing business totaled $46.4 million. Ongoing development and expansion of our infrastructure and service capacity, acquiring new client contracts and transitioning their services requires significant capital investment. We may decide to raise additional funds through public or private debt or equity financings in order to maintain adequate cash balances to satisfy the expectations of prospective clients; finance acquisitions, new client contracts with capital investment requirements, and other strategic opportunities; and address operating issues. If we are required to raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Further, such equity securities may be sold at prices below those paid by existing stockholders, and have rights, preferences or privileges senior to those of our common stock. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all, and if we need additional funds but cannot obtain them, our ability to fund our operations or strategic initiatives may be impaired.

To succeed we must hire, assimilate and retain key personnel, allocate work appropriately, open new client service centers, assimilate our clients’ personnel and systems and expand our own systems and controls.

To sustain and increase profitability, we must extend our service model across many client organizations and gain additional critical mass in the size and breadth of our operations. Our ability to achieve growth depends upon the following essential elements:

•	The market for skilled employees is competitive, and we must be able to hire, train and retain key personnel including managers, human resources specialists, web and Internet technologists and programmers, business development and process management specialists and technical and customer support personnel.

•	We have recently added four client service centers: one in India, which we have created to provide supporting services across our system; one in Canada, which we have begun operating in connection with our contract with BMO Financial Group; and one each in England and Brazil, which we acquired as part of the purchase of business process outsourcing contracts. We anticipate opening an additional center in Eastern Europe. Our plan is to use these new centers, together with our centers in Texas, Tennessee, North Carolina and Scotland, as an integrated multi-shore network within which we will allocate work as efficiently as possible based upon the tasks being performed, staff training and expertise, costs, regulatory issues, language, and other factors. Optimal work allocation is an important part of the ESDMSM, and can be difficult to achieve due to significant training, organizational integration, and systems requirements, among other factors. If we are unable to optimize work allocation, our profitability and ability to structure competitive new BPO contracts will suffer.

•	Our client service centers are designed to handle our existing client demands and have capacity to accommodate anticipated near-term growth in our service volumes. We will need to expand our existing centers or open new client service centers to handle the long-term growth we seek. We must devote substantial financial and management resources to launch and operate new centers successfully, and we may not select appropriate locations for these centers, open them in time to meet our client service commitments or manage them profitably.

•	As we assume responsibility for the existing HR departments of our clients, we must be able to assimilate certain HR personnel from these clients and integrate disparate systems, procedures, controls and infrastructures.

•	If we do not manage growth effectively, our ability to perform under our contracts may be jeopardized and our reputation may be harmed.

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

We have in the past purchased assets and hired personnel from our clients and third parties. We expect to continue such transactions from time to time in the future. Acquisitions may result in amortization expense and other charges. In addition, rationalizing headcount and facilities consolidation following acquisitions or transition of client processes to our systems may result in severance and closing expenses. As our business evolves, we may from time to time incur costs for severance and infrastructure consolidation, as well as costs relating to the implementation of new organization structures, technologies, processes and other changes in our business. These costs will reduce our reported earnings. Our service delivery infrastructure is represented by significant tangible and intangible assets reflected on our balance sheet. Our existing assets and infrastructure can accommodate some growth in our business, and we expect our capacity to increase in the future, both as a result of acquisitions of new assets and efficiency improvements in our Exult Service Delivery ModelSM. We try to maintain sufficient assets and capacity to support reasonably anticipated business growth without carrying excessive assets or idle capacity. To the extent that we might in the future determine that our assets or the capacity of our service delivery infrastructure exceed our reasonably anticipated needs, it may be necessary to take a charge to operations for excess assets or capacity, which would reduce our reported earnings.

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

We believe multinational capabilities will be important as the competitive market for outsourcing evolves and our business strategy includes international expansion. We have recently acquired international BPO contracts and related infrastructure, including client service centers in England and Brazil and operating presences in the Netherlands, Hong Kong and Singapore. We have also commenced operation of client service centers in Canada and India. We now operate eight client service centers on four continents. We expect to continue to expand our international operations in the future as we take on additional large, multinational clients. Overseas expansion requires capital investment and presents significant risks and operational challenges. Foreign legal and regulatory requirements, affecting business operations in general as well as human resources processes in particular, may be complex and require significant investment in compliance capabilities. Development and maintenance of the expertise required to deal effectively with different countries’ workplace practices could be expensive and time consuming. Tariffs and other trade barriers, high taxes, political instability, and international currency exchange rates and related issues may increase the cost and risks associated with our operations. We must design and operate web sites and other service delivery components that are accessible by employees of overseas clients, and differing technology standards and Internet regulations may affect access to and operation of our web sites and our clients’ web sites.

We will need to rely upon third parties to supplement our overseas service delivery capabilities and to address potentially complex regulatory, systems integration, service delivery, and relationship issues. Because of these and other factors, our overseas operations will require significant financial and management resources and may be more prone to service delivery errors and delays, which could damage our reputation and jeopardize contracts.

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

Our service delivery capability incorporates and relies on software owned by third parties that we license directly or use through existing license arrangements between our clients and the vendor. If these vendors change or fail to maintain a product that we are using or do not permit use by us or our vendors, or if these agreements are terminated or not renewed, we might have to delay or discontinue our services until equivalent technology can be found, licensed and installed and replacing technology could expose us to significantly increased expense.

The markets we serve are evolving and increasingly competitive and our competitors may have much greater resources to commit to growth, new technology and marketing.

We expect growth in demand for integrated HR process management services to continue to result in increased competition, and we believe these factors will lead to rapid and significant changes in the market we serve. Our ability to compete effectively depends in part upon our ability to anticipate market developments. If we are unable to react quickly to changes in the market, if the market fails to develop in the ways we expect, or if our services do not achieve additional market acceptance, then we are unlikely to maintain our leadership position or to increase or sustain profitability.

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

Corporate human resources operations are subject to a number of laws and regulations, including those applicable to payroll practices, benefits administration, employment practices and data privacy. Because our clients have employees in states across the United States and in various countries around the world, we must perform our services in compliance with the legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret, may change, and may be inconsistent with our business practices. The addition of new services may subject us to additional laws and regulations from time to time. Violation of laws and regulations could subject us to fines and penalties, damage our reputation, constitute breach of our client contracts and impair our ability to do business in various jurisdictions or according to our established processes.

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

Our business is also increasingly affected by privacy legislation in the United States. Although the United States does not have comprehensive privacy legislation like the EU and many other countries, a variety of new federal and state laws are beginning to present compliance challenges. For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) has new privacy regulations that will impact our business operations. Covered entities may only use an individual’s protected health information for purposes related to health care and all disclosures of health information must be limited to the minimum necessary for the purpose of the disclosure. In addition, covered entities must have proper security measures and policies to guard data integrity, confidentiality and availability. As a service provider to our clients for the processing of protected health care information, we are required to enter into written agreements with affected clients to ensure our compliance with HIPAA. Similarly, we are obligated to pass through similar compliance obligations to our vendors and subcontractors that assist us with the handling of health information for the benefit of our clients. Recently enacted legislation in California limits our use of social security numbers and requires us to inform individuals about potential breach of security related to their protected information. We expect more privacy legislation.

Acquisitions may limit our ability to manage and maintain our business, may result in adverse accounting treatment and may be difficult to integrate into our business.

We have recently acquired international BPO contracts and related infrastructure, including client service centers in England and Brazil and operating presences in the Netherlands, Hong Kong and Singapore. We expect to pursue additional acquisitions under appropriate circumstances. We cannot provide any assurance that we will be able to complete any additional acquisitions, or that any acquisitions we may complete will enhance our business. The recently completed transaction and any acquisition we complete in the future could subject us to a number of risks, including:

•	diversion of our management’s attention;

•	inability to integrate the acquired company and its employees into our organization effectively, and to retain key personnel of the acquired business;

•	inability to provide the required types and levels of service to the acquired company’s customers;

•	inability to retain the acquired company’s customers;

•	additional costs incurred in connection with headcount rationalizations; and

•	exposure to legal claims for activities of the acquired business prior to acquisition.

Client satisfaction or performance problems with an acquired business also could affect our reputation as a whole. In addition, any acquired business could significantly under perform relative to our expectations.

We must protect our intellectual property and avoid infringing upon the intellectual property rights of others.

We may not be able to detect or deter unauthorized use of our intellectual property. If third parties infringe upon or misappropriate our trade secrets, copyrights, trademarks, service marks, trade names or proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe upon the intellectual property rights of others, other parties may assert that we have violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. As our business expands into additional foreign countries, risks associated with protecting our intellectual property will increase.

Our executive officers, directors and their affiliates control the company.

Our executive officers, directors and their respective affiliates have the right to vote a majority of our outstanding common stock as of June 30, 2003. As a result, these stockholders, acting together, have the ability to control matters requiring stockholder approval, including the election of directors and mergers, consolidations and sales of all or substantially all of our assets. These stockholders may have interests that differ from other investors and they may approve actions that other investors vote against or reject actions that other investors have voted to approve. In addition, this concentration of ownership may also have the effect of preventing, discouraging or deferring a change in control of Exult, which, in turn, could depress the market price of our common stock.

Our stock price is likely to be highly volatile.

The price at which our common stock trades has fluctuated significantly and is likely to continue to be highly volatile. From our IPO in June 2000 through June 30, 2003, the sales price of our stock, as reported on the Nasdaq National Market, has ranged from a low of $1.97 to a high of $19.85. We are a relatively new company without a long history of profits, and we utilize the Internet and a technology infrastructure to deliver our services. The share prices for other companies with similar characteristics have at times increased to levels that bore no relationship to their operating performance, and at other times have declined dramatically, even without apparent changes in their business.

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

The majority of our outstanding shares are in the hands of their original purchasers and can be sold publicly pursuant to Rule 144 or other exemptions from registration. These investors may seek to sell their shares, and sales of large numbers of shares in the same time period could cause the market price of our common stock to decline significantly. These sales also might make it more difficult for us to sell securities in the future at a time and price that we deem appropriate.

Our charter documents and Delaware law could deter a takeover effort.

Provisions of our certificate of incorporation and bylaws, including those that provide for a classified board of directors, authorized but unissued shares of common and preferred stock and notice requirements for stockholder meetings, and Delaware law regarding the ability to conduct specific types of mergers within specified time periods, could make it more difficult for a third party to acquire the company, even if doing so would provide our stockholders with a premium to the market price of their common stock. A classified board of directors may inhibit acquisitions in general, and a tender offer not endorsed by our board of directors in particular, because approximately only one-third of our directors are reelected annually, thereby requiring two annual meetings before a majority of our directors could be replaced. The authorization of undesignated preferred stock gives our board of directors the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the company. If a change in control or change in management is delayed or prevented, the market price of our common stock could decline.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	98.4	89.2	98.6	89.6

Gross profit	1.6	10.8	1.4	10.4
Selling, General and Administrative Expense	6.7	7.5	7.7	7.4

Income (loss) from operations	(5.1)	3.3	(6.3)	3.0
Investment and Interest Income, net	0.6	0.4	0.6	0.6

Income (loss) before provision for income taxes	(4.5)	3.7	(5.7)	3.6
Provision for Income Taxes	—	—	—	—

Net income (loss)	(4.5)%	3.7%	(5.7)%	3.6%

The impact of the revenue and related expenses from the business process management outsourcing business acquired on June 9, 2003, is not material for the three and six months ended June 30, 2003.

Three Months Ended June 30, 2002 and 2003

Revenue. Revenue for the three months ended June 30, 2002 and 2003, was $100.9 million and $122.5 million, respectively. The portion of the revenue derived from our business process management clients was approximately 96% in each of the periods. The balance of our revenue for each period primarily consisted of consulting revenue generated from various non-business process management clients. The revenue increase for the 2003 period as compared to the 2002 period principally resulted from the progressive transition of service responsibility to us under two process management contracts that were executed in January 2002 and April 2003, together with various scope expansions with respect to several clients, partially offset by the completion of one of our business process management contracts during the fourth quarter of 2002. In addition, as a result of the maturation of our business, we determined during the third quarter of 2002 that it was no longer necessary to limit revenue recognition to amounts billed once a contract has reached operational stability, resulting in recognition of revenue in proportion to costs incurred for our multi-year, multi-element outsourcing contracts. As previously discussed, we make estimates of total contract revenue and cost, and we periodically update those estimates to reflect our evolving estimates of the life-of-contract economics. This periodic update resulted in recognition of $6.3 million of net additional outsourcing revenue and operating income for the three months ended June 30, 2003 reflecting the cumulative impact of our change in estimates in the June 30, 2003 quarter. This cumulative adjustment includes application of our current contract estimates to previous periods and should not be considered indicative of future results. There was no similar adjustment in the June 30, 2002 quarter.

For the three months ended June 30, 2002, three process management clients accounted for 45%, 24% and 18%, respectively, of revenue as compared to three process management clients accounting for 57%, 16% and 12%, respectively, of revenue for the three months ended June 30, 2003. No other client accounted for more than 10% of revenue in the 2002 and 2003 periods. For the three months ended June 30, 2002 and 2003, 27% and 33%, respectively, of our process management revenue was generated from the provision of services with more highly variable volumes, such as staffing and learning, which depend upon client discretionary spending. The increase in the percentage of revenue generated from the provision of these services primarily resulted from increased usage of these services under previously executed contracts and was not materially impacted by the transition of service responsibility to us under the two process management contracts executed in January 2002 and April 2003, respectively. Client usage of our staffing and learning services varies, and can decrease. Recent increases in our staffing services are associated with positions that are sensitive to economic conditions and may be less in demand if interest rates increase or other economic conditions change. As described above, revenue from these services is recognized as the services are performed and is excluded from our contract estimates. Revenue growth in 2004 and future periods will depend primarily upon our ability to obtain new clients and sell additional services to existing clients.

        Cost of Revenue. Our cost of revenue for the three months ended June 30, 2002 and 2003, was $99.3 million and $109.3 million, respectively, and our gross margin for the same periods was 1.6% and 10.8%, respectively, as a percentage of revenue. Cost of revenue consists primarily of compensation and benefits paid to our employees who are directly involved in providing our services, computer and communications equipment and services costs, facilities costs, depreciation and amortization of capitalized expenditures incurred in connection with our process management contracts, and expenses associated with third-party vendors who provide services on our behalf for our clients within the scope of our process management contracts. Prior to January 1, 2003, depreciation and amortization expense had been set forth as a separate line item in our Condensed Consolidated Statements of Income (Loss) and has been reclassified to cost of revenue and selling, general and administrative expense for the three months ended June 30, 2002 to conform with the 2003 presentation. Accordingly, depreciation and amortization included in cost of revenue for the three months ended June 30, 2002 and 2003, was $3.8 million and $4.7 million, respectively.

The increase in the cost of revenue for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 principally resulted from the progressive transition of service responsibility to Exult under our various process management contracts and the continuing expansion of our infrastructure and service capacity. The improvement in our gross margin in the 2003 period as compared to the 2002 period reflects the increased leverage achieved through higher utilization of our client service centers and other service delivery systems combined with the impact of continuing cost controls and efficiency programs instituted in connection with our Exult Service Delivery Model as well as the in-quarter impact during the second quarter of 2003 of our revised life-of-contract estimates. Operating expense will tend to increase to support any growth we may achieve, and our profitability depends upon our ability to scale our business by leveraging existing resources across a broader revenue base and limiting increases in operating expense associated with new business to levels significantly below our clients’ historical costs of operating the processes we assume. Significant expansion of capacity in connection with new contracts may delay our achievement of this scale. We have incurred, and may incur in the future, negative gross margins as we continue to transition and transform our clients’ HR processes.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2002 and 2003, was $6.7 million, or 6.7% as a percentage of revenue, and $9.2 million, or 7.5% as a percentage of revenue, respectively. Selling, general and administrative expense generally consists of compensation for employees engaged in developing product features and service delivery capabilities; marketing, promoting and selling our services; and management and administrative activities. Selling, general and administrative expense also includes third-party consulting and marketing expenditures; facilities and office costs; legal, accounting and recruiting fees and expenses; and certain depreciation and amortization of capitalized expenditures. Included in selling, general and administrative expense for the three months ended June 30, 2002 and 2003, was $0.7 million and $0.5 million, respectively, of depreciation and amortization expense from certain capitalized costs and compensation deferrals. In addition, selling, general and administrative expense may include “business optimization costs” that are incurred during the period. We call these charges business optimization costs because they reflect our pursuit of strategies intended to enhance our efficiency and profitability as our operating scale increases and our business progresses toward operational maturity. For the year ended December 31, 2001, selling, general and administrative expense included business optimization costs totaling $18.5 million; the cash portion of these 2001 charges totaled $13.3 million. Through June 30, 2003, we have made cash payments totaling $11.1 million and reduced the initial accrual, and accordingly selling, general and administrative expense, by $1.1 million and $2.3 million during the three months ended June 30, 2002 and the year ended December 31, 2002, respectively, as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in estimates with regard to the remaining arrangements. Exclusive of the impact of reducing the initial accrual for business optimization costs, selling, general and administrative expense for the three months ended June 30, 2002 was $7.8 million, or 7.7% as a percentage of revenue. Exclusive of business optimization costs, the increase in selling, general and administrative expense for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, included approximately $0.8 million for the recruitment and relocation of a senior executive and $0.4 million of incremental selling costs. Future improvement in selling, general and administrative expense as a percentage of revenue depends upon revenue growth and leveraging existing infrastructure over a broader revenue base.

Investment and Interest Income, net. Investment and interest income, net for the three months ended June 30, 2002 and 2003 consisted of investment and interest income of $0.8 million and $0.8 million, respectively, partially offset by interest expense of $0.3 million and $0.3 million, respectively. Investment and interest income is generated primarily from short-term investing of cash in excess of current requirements. During the three months ended June 30, 2003, we realized $0.2 million in gains from sales of short-term investments. There were no similar sales during the three months ended June 30, 2002. Excluding these gains, investment and interest income in the 2003 period was reduced versus the 2002 period primarily by the lower rates of interest in the market and also by the lower available cash balances in the 2003 period. Interest expense is associated with certain long-term obligations in both periods.

Provision for Income Taxes. We incurred losses from our founding in 1998 through September 30, 2002, resulting in federal, state and foreign net operating loss carryforwards. We achieved our first profitable quarters for the fourth quarter of 2002 and the first two quarters of 2003, but did not record tax expense as a result of partial utilization of the benefit from tax losses. The remaining federal and state net operating loss carryforwards expire beginning in 2018 and 2005, respectively. The foreign net operating loss may be carried forward indefinitely. A full valuation allowance has been provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets.

Net Income (Loss). The foregoing resulted in a net loss for the three months ended June 30, 2002, of $4.5 million, or $0.04 per basic and diluted share, and net income for the three months ended June 30, 2003, of $4.6 million, or $0.04 per basic and diluted share.

Six Months Ended June 30, 2002 and 2003

Revenue. Revenue for the six months ended June 30, 2002 and 2003, was $195.9 million and $236.7 million, respectively. The portion of our revenue derived from our business process management clients for the 2002 and 2003 periods was 96% and 97%, respectively. The balance of our 2002 and 2003 revenue primarily consisted of consulting revenue generated from various non-business process management clients.

The revenue increase for the 2003 period as compared to the 2002 period principally resulted from the progressive transition of service responsibility to us under two process management contracts that were executed in January 2002 and April 2003, together with various scope expansions with respect to several clients, partially offset by the completion of one of our business process management contracts during the fourth quarter of 2002. In addition, the periodic update of our life-of-contract estimates resulted in recognition of $12.6 million of net additional outsourcing revenue and operating income for the six months ended June 30, 2003 reflecting the cumulative impact of our change in estimates. This cumulative adjustment includes application of our current contract estimates to previous periods and should not be considered indicative of future results. There was no similar adjustment in the six months ended June 30, 2002.

For the six months ended June 30, 2002, three process management clients accounted for 46%, 27% and 16%, respectively, of revenue as compared to three process management clients accounting for 53%, 19% and 14%, respectively, of revenue for the six months ended June 30, 2003. No other client accounted for more than 10% of revenue in the 2002 and 2003 periods. For the six months ended June 30, 2002 and 2003, 25% and 32%, respectively, of our process management revenue was generated from the provision of services with more highly variable volumes, such as staffing and learning, which depend upon client discretionary spending. The increase in the percentage of revenue generated from the provision of these services primarily resulted from increased usage of these services under previously executed contracts and was not materially impacted by the transition of service responsibility to us under the two process management contracts executed in January 2002 and April 2003, respectively. Client usage of our staffing and learning services varies, and can decrease. Recent increases in our staffing services are associated with positions that are sensitive to economic conditions and may be less in demand if interest rates increase or other economic conditions change. As described above, revenue from these services is recognized as the services are performed and is excluded from our contract estimates.

Cost of Revenue. Our cost of revenue for the six months ended June 30, 2002 and 2003, was $193.1 million and $212.0 million, respectively, and our gross margin for the same periods was 1.4% and 10.4%, respectively, as a percentage of revenue. Depreciation and amortization included in cost of revenue for the six months ended June 30, 2002 and 2003, was $6.3 million and $9.0 million, respectively. The increase in the cost of revenue for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 principally resulted from the progressive transition of service responsibility to Exult under our various process management contracts and the continuing expansion of our infrastructure and service capacity. The improvement in our gross margin in the 2003 period as compared to the 2002 period reflects the increased leverage achieved through higher utilization of our client service centers and other service delivery systems combined with the impact of continuing cost controls and efficiency programs instituted in connection with our Exult Service Delivery Model as well as the in-period impact during the 2003 period of our revised life-of-contract estimates. Operating expense will tend to increase to support any growth we may achieve, and our profitability depends upon our ability to scale our business by leveraging existing resources across a broader revenue base and limiting increases in operating expense associated with new business to levels significantly below our clients’ historical costs of operating the processes we assume. Significant expansion of capacity in connection with new contracts may delay our achievement of this scale. We have incurred, and may incur in the future, negative gross margins as we continue to transition and transform our clients’ HR processes.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2002 and 2003, was $15.1 million, or 7.7% as a percentage of revenue, and $17.5 million, or 7.4% as a percentage of revenue, respectively. Included in selling, general and administrative expense for the six months ended June 30, 2002 and 2003, was $2.1 million and $1.3 million, respectively, of depreciation and amortization expense from certain capitalized costs and compensation deferrals. In addition, during the six months ended June 30, 2002, we reduced the initial accrual with respect to the 2001 business optimization costs, and accordingly selling, general and administrative expense, by $1.4 million as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in estimates with regard to the remaining arrangements. Exclusive of the impact of reducing the initial accrual for business optimization costs, selling, general and administrative expense for the six months ended June 30, 2002 was $16.5 million, or 8.4% as a percentage of revenue. Exclusive of business optimization costs, the increase in selling, general and administrative expense for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, primarily resulted from $0.8 million for the recruitment and relocation of a senior executive. The decrease in the expense as a percentage of revenue was impacted by our rate of revenue growth. Future improvement in selling, general and administrative expense as a percentage of revenue depends upon revenue growth and leveraging existing infrastructure over a broader revenue base.

Investment and Interest Income, net. Investment and interest income, net for the six months ended June 30, 2002 and 2003 consisted of investment and interest income of $1.5 million and $1.9 million, respectively, partially offset by interest expense of $0.3 million and $0.6 million, respectively. During the six months ended June 30, 2003, we realized $0.6 million in gains from sales of short-term investments. There were no similar sales during the six months ended June 30, 2002. Excluding these gains, investment and interest income in the 2003 period was reduced versus the 2002 period primarily by the lower rates of interest in the market and also by the lower available cash balances in the 2003 period. Interest expense is associated with certain long-term obligations in both periods.

Provision for Income Taxes. We incurred losses from our founding in 1998 through September 30, 2002, resulting in federal, state and foreign net operating loss carryforwards. We achieved our first profitable quarters for the fourth quarter of 2002 and the first two quarters of 2003, but did not record the tax expense as a result of partial utilizaztion of the benefit from tax losses. The remaining federal and state net operating loss carryforwards expire beginning in 2018 and 2005, respectively. The foreign net operating loss may be carried forward indefinitely. A full valuation allowance has been provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets.

Net Income (Loss). The foregoing resulted in a net loss for the six months ended June 30, 2002, of $11.2 million, or $0.11 per basic and diluted share, and net income for the six months ended June 30, 2003, of $8.5 million, or $0.08 and $0.07 per basic and diluted share, respectively.

Liquidity and Capital Resources

Since our inception in October 1998 through June 30, 2003, we have financed our operations primarily with equity contributions, including net cash received from private placement sales of our capital stock totaling $169.5 million from inception, the net proceeds from our June 2000 initial public offering and the August 2001 follow-on public offering totaling $157.0 million, and, to a lesser extent, by cash generated from our business and the exercise of stock options and warrants.

During the six months ended June 30, 2002, we began generating revenue from our sixth and seventh process management clients, International Paper and Prudential Financial, respectively. We also opened our fourth primary client service center in January 2002. By December 31, 2002, all of our then existing process management contracts had reached operational stability and we had substantially completed transition activities with respect thereto. During the six months ended June 30, 2003, we began generating revenue from three new process management clients, BMO Financial Group, Universal Music Group and Vivendi Universal Entertainment, and we began operating client service centers in Canada and India. During the six-month periods ended June 30, 2002 and 2003, we expended operating cash in support of revenue generated by our process management contracts and to fund the transition and transformation costs associated with our newest process management contracts. We also used cash during both periods to pursue additional business opportunities and the development of our corporate infrastructure.

Net cash used in operating activities for the six months ended June 30, 2002, was $17.9 million and net cash provided by operating activities was $22.8 million for the six months ended June 30, 2003. The improvement in net cash provided by operating activities in the 2003 period as compared to the 2002 period principally results from the attainment of operational stability for all of our then existing contracts by the end of 2002 in conjunction with improved efficiency in, and leverage of, our service delivery model together with a short-term benefit in the timing of certain contract related payments in the 2003 period.

Net cash used in investing activities for the six months ended June 30, 2002 and 2003 was $87.2 million and $28.9 million, respectively. The decrease in cash used in investing activities in the 2003 period as compared to the 2002 period arises primarily from the impact of investments of the Company’s available cash. Prior to December 2001, the Company invested substantially all of its available cash in highly liquid temporary cash investments with initial maturities of 90 days or less which it classifies as cash equivalents. Commencing in December 2001, and continuing throughout 2002, in order to enhance its investment yield, the Company began to invest a portion of its available cash in financial instruments with maturity dates in excess of 90 days which it classifies as short-term investments. These financial instruments consist primarily of U.S. government debt securities and high-grade investment quality debt securities with maturities of less than three years. Accordingly, the transactions in such securities are included in investing activities and represent net cash used in investing activities of $60.2 million for the six months ended June 30, 2002, and net cash provided by investing activities $18.0 million for the six months ended June 30, 2003. Excluding the impact of the temporary investment of the Company’s available cash balances, cash used in investing activities was $27.0 million for the 2002 period and $46.7 million for the 2003 period. Cash was used primarily to construct and expand our client service centers and our internal systems, to make certain payments with respect to new client contracts or expansion of existing contracts, and to fund certain client set up costs in both the 2002 and 2003 periods. In addition during the 2003 period, the Company expended $16.6 million (net of cash acquired of $2.7 million) to purchase a business process outsourcing business.

We generated $2.6 million and $0.1 million in cash, net from financing activities during the six months ended June 30, 2002 and 2003, respectively. We generated cash of $2.7 million and $1.2 million for the six months ended June 30, 2002 and 2003, respectively, from the exercise of stock options and purchases under our employee stock purchase plan while we made payments of $0.1 million and $1.0 million, respectively under our long-term obligations.

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

As of June 30, 2003, we had cash and marketable securities of $103.7 million. We believe that our cash on hand will be sufficient to satisfy our working capital requirements for at least the next 12 months. If we experience rapid growth or unanticipated expenses, we may need to raise additional funds through public or private debt or equity financings in order to maintain adequate cash balances to satisfy the expectations of prospective clients; finance acquisitions, new client contracts with capital investment requirements, and other strategic opportunities; and address operating issues. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all, and if we need additional funds but cannot obtain them, our ability to fund our operations or strategic initiatives may be impaired.

Contractual Obligations and Commercial Commitments

The Company has the following contractual obligations and commercial commitments for the periods indicated (in thousands):

	July 1, 2003 Through December 31, 2005	January 1, 2006 Through December 31, 2007	Thereafter	Total
Long-Term Obligations	$14,448	$168	$8	$14,624
Operating Leases	14,157	9,133	11,070	34,360
Unconditional Purchase Obligations	1,710	11,000	—	12,710

	$30,315	$20,301	$11,078	$61,694

Certain of the agreements provide the Company with the ability to cancel the respective agreement for convenience upon the payment of a fee.

Recent Accounting Pronouncements

Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. We are in the process of determining the impact of the adoption of EITF Issue 00-21 on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity

At June 30, 2003, our investment portfolio consisted primarily of fixed income securities totaling $64.1 million. The carrying amount of these securities approximates fair market value. These securities are subject to interest rate risk and will decline in value if market rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of June 30, 2003, the decline in the fair value of the portfolio would not be material to our financial position.

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

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters include, among other things, assertions of contract breach and claims by persons whose employment with the Company has been terminated in connection with facilities consolidations, headcount rationalizations, outsourcing of certain operational functions, including in some cases to offshore vendors, and other measures that the Company has undertaken and expects to continue to undertake in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of June 30, 2003. However, based on its knowledge at the time of this report management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

(b)	On April 23, 2003, Exult issued Bank of Montreal a warrant to purchase up to 1,000,000 shares of Exult’s common stock at an exercise price equal to the greater of (i) $7.55 per share; and (ii) the difference obtained by subtracting the Maximum Spread from the Market Price on the date of exercise. The “Maximum Spread” initially means $10.36 per share. The “Market Price” is the arithmetic mean of the closing price of Exult’s common stock for the five days ending on or immediately before the exercise date. The amount and kind of securities obtainable pursuant to the warrant, the exercise price, and the Maximum Spread are subject to adjustment pursuant to the provisions contained in the warrant, a copy of which is filed as Exhibit 10.32.2 to this Quarterly Report on Form 10-Q. The warrant is only exercisable between April 23, 2005 and April 23, 2008 and only pursuant to a net exercise procedure. The warrant was issued pursuant to the private placement exemption available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Annual Meeting of Stockholders was held on May 7, 2003.

(b)	Four Class 3 directors were elected to serve for a term of three years ending at the 2006 annual meeting of stockholders. The four Class 3 directors are J. Michael Cline, Steven A. Denning, James C. Madden, V and Karl M. von der Heyden. Continuing directors included three Class 1 directors, Mark F. Dzialga, Michael A. Miles and Thomas J. Neff, and three Class 2 directors, John R. Oltman, A. Michael Spence and Russell P. Fradin. The board of directors appointed Mary Alice Taylor as an additional Class 1 director effective following the annual meeting.

(c)	The election of four Class 3 directors:

	For	Against/Broker Non-Votes/Withheld
J. Michael Cline	85,010,840	935,533
Steven A. Denning	84,914,543	1,031,830
James C. Madden, V	85,760,278	186,095
Karl M. von der Heyden	85,768,450	177,923

In addition, the Stockholders ratified the appointment of KPMG LLP as independent auditors of the Registrant for the fiscal year ending December 31, 2003. The votes cast for the ratification were 85,610,232; votes cast against or withheld were 336,141; and, there were no abstentions and broker non-votes. No other matters were voted upon at the meeting.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

The following Exhibits are incorporated herein by reference.

Exhibit Number	Description
3.1*	Fourth Amended and Restated Certificate of Incorporation of Exult, Inc.
3.2*	Amended and Restated Bylaws of Exult, Inc.

10.19.9	Amendment 3 to Master Services agreement between Exult, Inc. and Bank of America Corporation dated as of April 14, 2003.

10.19.10†	Addendum 3A to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated as of June 2, 2003.

10.19.11†	Addendum 7 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated as of [April 25], 2003.

10.31.1	Employment Agreement dated as of June 2, 2003, between Exult, Inc. and John A. Adams.

10.31.2	Severance Agreement dated as of June 2, 2003, between Exult, Inc. and John A. Adams.

10.31.3	Stock Option Addendum dated as of June 2, 2003, between Exult, Inc. and John A. Adams.

10.31.4	Indemnification Agreement dated as of June 2, 2003, between Exult, Inc. and John A. Adams.

10.31.5	Restricted Stock Agreement dated as of June 2, 2003, between Exult, Inc. and John A. Adams.

10.32.1†	Master Services Agreement between Exult Canada, Inc. and Bank of Montreal, dated as of April 23, 2003.

10.32.2	Common Stock Warrant issued to Bank of Montreal on April 23, 2003.

10.32.3†**	Guaranty dated as of April 23, 2003 between Exult, Inc. and Bank of Montreal.

10.33***	Sale and Purchase Agreement, among Exult, Inc., PwC BPO BV, PwC BPO (UK) Limited, PricewaterhouseCoopers (Resources), P.W. & Co., PricewaterhouseCoopers LLP (UK), PricewaterhouseCoopers LLP (US), PricewaterhouseCoopers Accountants NV, and PricewaterhouseCoopers Belastingadviseurs NV dated as of June 9, 2003.

99	Written statement of the Chief Executive Officer and Chief Financial Officer of Exult, Inc. pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Company’s Registration Statement on Form S-1 Registration No. 333-31754, and incorporated herein by reference.
**	Filed as Exhibit U to the Master Service Agreement filed as Exhibit 10.32.1 to this Quarterly Report on Form 10-Q.
***	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2003, and incorporated herein by reference.
†	Confidential treatment is being sought with respect to certain portions of this exhibit. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated April 24, 2003, furnishing a copy of the Registrant’s press release announcing its earnings for the quarter ended March 31, 2003.

Current Report on Form 8-K dated June 9, 2003, furnishing a copy the Sale and Purchase Agreement entered into by the Registrant with PricewaterhouseCoopers LLP and various affiliated PricewaterhouseCoopers entities (collectively “PwC”) whereby Registrant purchased certain assets of PwC. A copy of the Registrant’s press release announcing the transaction was also filed as an exhibit to that Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the undersigned has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of July, 2003.

EXULT, INC.

By:	/s/ JAMES C. MADDEN, V
James C. Madden, V Chief Executive Officer and Chairman of the Board (principal executive officer)

By:	/s/ JOHN A. ADAMS
John A. Adams Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ ROBERT G. MCGRAW
Robert G. McGraw Vice President, Finance and Chief Accounting Officer (principal accounting officer)

CERTIFICATIONS

I, James C. Madden, V, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Exult, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 24, 2003	/s/ JAMES C. MADDEN, V
James C. Madden, V Chief Executive Officer and Chairman of the Board

I, John A. Adams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Exult, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 24, 2003	/s/ JOHN A. ADAMS
John A. Adams Executive Vice President and Chief Financial Officer