Form 10-Q
period 2003-09-30
EXULT INC
filed 2003-11-13
CIK 1108341

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]  No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003

Common Stock	108,206,726

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 4.4
EXHIBIT 4.5
EXHIBIT 10.28.1
EXHIBIT 10.28.2
EXHIBIT 10.31.6
EXHIBIT 10.34
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share amounts)
(unaudited)

	December 31, 2002	September 30, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$42,846	$150,825
Short-term investments	84,451	44,996
Accounts receivable, net	28,587	63,492
Prepaid expenses and other current assets (including amounts receivable from officer and employees)	27,105	33,765

Total Current Assets	182,989	293,078
Fixed Assets and Direct Contract Costs, net	54,105	67,487
Intangible Assets, net	37,564	65,653
Other Assets, net	19,738	19,828

Total Assets	$294,396	$446,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,683	$24,705
Accrued liabilities and other	31,759	62,433
Current portion of long-term liabilities	2,862	2,631

Total Current Liabilities	52,304	89,769

Convertible Senior Notes, net of current portion	—	96,867
Other Long-Term Obligations, net of current portion	12,794	11,764

Total Long-Term Liabilities	12,794	108,631

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value;
Authorized — 15,000 shares;
Issued and outstanding — none at December 31, 2002 and September 30, 2003	—	—
Common stock, $0.0001 par value;
Authorized — 500,000 shares;
Issued and outstanding — 106,202 at December 31, 2002 and 108,207 at September 30, 2003	11	11
Additional paid-in capital	424,505	429,439
Deferred compensation	(1,928)	(2,060)
Accumulated other comprehensive income:
Cumulative translation adjustments	1,285	2,693
Unrealized gain on investments	891	123
Accumulated deficit	(195,466)	(182,560)

Total Stockholders’ Equity	229,298	247,646

Total Liabilities and Stockholders’ Equity	$294,396	$446,046

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(amounts in thousands except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

Revenue	$102,865	$130,994	$298,746	$367,674
Cost of Revenue	95,802	118,097	288,919	330,139

Gross profit	7,063	12,897	9,827	37,535
Selling, General and Administrative Expense	8,885	8,649	24,007	26,116

Income (loss) from operations	(1,822)	4,248	(14,180)	11,419
Investment and Interest Income, net	564	157	1,770	1,487

Income (loss) before provision for income taxes	(1,258)	4,405	(12,410)	12,906
Provision for Income Taxes	—	—	—	—

Net income (loss)	$(1,258)	$4,405	$(12,410)	$12,906

Net Income (Loss) per Common Share:
Basic	$(0.01)	$0.04	$(0.12)	$0.12

Diluted	$(0.01)	$0.04	$(0.12)	$0.11

Weighted Average Number of Common Shares Outstanding:
Basic	105,406	107,227	105,028	106,499

Diluted	105,406	117,114	105,028	115,363

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

Net Income (Loss)	$(1,258)	$4,405	$(12,410)	$12,906

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	358	928	1,007	1,408
Unrealized gain (loss) on investments	374	(182)	793	(132)
Reclassification adjustment for (gain) loss realized in Net Income (Loss)	—	8	—	(636)

Total other comprehensive income	732	754	1,800	640

Comprehensive Income (Loss)	$(526)	$5,159	$(10,610)	$13,546

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(12,410)	$12,906
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	15,875	21,104
Discount accretion on long-term obligations	—	696
Net realized gains, net of premium (discount) price accretion	—	262
Changes in operating assets and liabilities, net of business acquired —
Accounts receivable, net	(12,449)	(30,083)
Prepaid expenses and other current assets	(5,352)	(6,240)
Accounts payable	13,059	5,609
Accrued liabilities and other	(11,319)	24,271

Net cash provided by (used in) operating activities	(12,596)	28,525

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for Fixed Asset Purchases and Direct Contract Costs	(19,124)	(21,349)
Expenditures for Client Contract Related Intangible Assets	(13,600)	(19,039)
Purchase of outsourcing business, net of cash acquired	—	(16,623)
Purchases of Investments	(206,821)	(59,280)
Proceeds from Investments	154,521	97,783
Change in Other Assets	(1,618)	(238)

Net cash used in investing activities	(86,642)	(18,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	2,831	2,639
Net proceeds from Issuance of Convertible Senior Notes	—	96,867
Payments on Other Long-Term Obligations	(485)	(2,582)

Net cash provided by financing activities	2,346	96,924

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(139)	1,276

Net Increase (Decrease) in Cash and Cash Equivalents	(97,031)	107,979
Cash and Cash Equivalents, beginning of period	144,357	42,846

Cash and Cash Equivalents, end of period	$47,326	$150,825

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$119	$166

Income taxes	$293	$133

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Certain Prepaid Assets through Other Long-Term Obligations	$9,012	$—

Acquisition of Fixed Assets through Other Long-Term Obligations	$3,167	$625

Common Stock Warrant Issued for Client Contract Related Intangible Asset	$—	$1,298

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

     The unaudited condensed consolidated financial statements of Exult, Inc. and subsidiaries (“Exult” or the “Company”) have been prepared by Exult’s management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

Segment Information and Concentration of Revenue/Credit Risk

     Management has determined that the Company operates within a single operating segment. For the three months ended September 30, 2002 and 2003, 91% and 81%, respectively, of the Company’s revenue has been derived from within the United States of America with the balance being derived primarily from within the United Kingdom and Canada. For the nine months ended September 30, 2002 and 2003, 89% and 86%, respectively, of the Company’s revenue has been derived from within the United States of America with the balance being derived primarily from within the United Kingdom and Canada.

     During the three months ended September 30, 2002, three of the Company’s process management clients accounted for 43%, 25% and 16%, respectively, of revenue. During the three months ended September 30, 2003, three of the Company’s process management clients accounted for 47%, 15% and 14%, respectively, of revenue. During the nine months ended September 30, 2002, three of the Company’s process management clients accounted for 45%, 26% and 16%, respectively, of revenue. During the nine months ended September 30, 2003, three of the Company’s process management clients accounted for 51%, 17% and 14%, respectively, of revenue. No other client accounted for more than 10% of revenue in the 2002 and 2003 periods. The Company believes that the resulting concentration of credit risk in its receivables, with respect to the limited client base, is substantially mitigated by its credit evaluation process. To date, bad debt write-offs have not been significant.

Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” APB No. 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statement of operations using the straight-line method over the vesting period for fixed awards. Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

the method on reported results. SFAS No. 148 was effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 as of December 15, 2002 and continues to follow APB No. 25 in accounting for employee stock options.

     As of September 30, 2002 and 2003, the Company had options outstanding to acquire 22,622,955 and 26,508,731 shares, respectively, of its Common Stock. The following table shows the pro forma net income (loss) as if the fair value method of SFAS No. 123 had been used to account for its employee stock-based compensation arrangements (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

Net income (loss), as reported	$(1,258)	$4,405	$(12,410)	$12,906
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	210	285	663	866
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,902)	(6,545)	(27,175)	(19,954)

Pro forma net loss	$(8,950)	$(1,855)	$(38,922)	$(6,182)

Net income (loss) per share:
Basic, as reported	$(0.01)	$0.04	$(0.12)	$0.12

Diluted, as reported	$(0.01)	$0.04	$(0.12)	$0.11

Pro forma, basic and diluted	$(0.08)	$(0.02)	$(0.37)	$(0.06)

     The following outlines the significant assumptions used to calculate the fair value information presented utilizing the Black-Scholes approach with ratable amortization for the three and nine months ended September 30, 2002 and 2003:

	2002	2003

Risk-free interest rate	5.63% to 6.20%	3.45%
Expected life	4.00	5.63
Expected volatility	77.70%	77.70%
Expected dividends	—	—

Derivative Financial Instruments

     In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company recognizes all derivatives as either assets or liabilities and measures those instruments at fair market value. Derivatives that are not hedges are adjusted to fair value through earnings. If the derivative is a hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.

Recent Accounting Pronouncements

     Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are closely interrelated or there is not sufficient evidence of relative fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company adopted EITF Issue 00-21 for transactions entered into after June 30, 2003. The impact of adopting EITF Issue 00-21 was not material to the Company’s financial statements. Management anticipates that, for the foreseeable future, services and deliverables to be provided under new business process management contracts will generally be similar in nature to services and deliverables provided in connection with the Company’s existing contracts. The Company’s market and service offering is relatively new. Competitors are just beginning to enter the market and certain of the Company’s services have not been sold on a stand alone basis either by us or competitors. Therefore, management believes that, both at present and for the foreseeable future, there is not, and will not be, sufficient evidence of fair value for certain elements of the Company’s contracts. Accordingly, as long as there continues to be a lack of fair value for certain elements of the Company’s contracts and some portion of these elements remain undelivered until the completion of the contract, management anticipates accounting for each multiple-element future contract that shares these characteristics as a single unit and in the same manner as the Company accounts for its existing multiple-element contracts.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

2. Reclassification of Depreciation and Amortization Expense

     Prior to January 1, 2003, depreciation and amortization expense was set forth as a separate line item in the Condensed Consolidated Statements of Income (Loss). Commencing January 1, 2003, depreciation and amortization expense is included in Cost of Revenue and Selling, General and Administrative Expense. For comparison purposes, all periods presented have been reclassified to conform with the current period’s presentation. Accordingly, for the three months ended September 30, 2002, the effect of this reclassification was to increase Cost of Revenue by $3,827,000 and Selling, General and Administrative Expense by $966,000. For the nine months ended September 30, 2002, the effect of this reclassification was to increase Cost of Revenue and Selling, General and Administrative Expense by $10,088,000 and $3,027,000, respectively. For the three months ended September 30, 2003, Cost of Revenue and Selling, General and Administrative Expense included depreciation and amortization of $6,739,000 and $439,000, respectively. For the nine months ended September 30, 2003, Cost of Revenue and Selling, General and Administrative Expense included depreciation and amortization of $15,762,000 and $1,761,000, respectively.

3. Short-Term Investments

     Short-term investments are comprised of available-for-sale securities and consist of the following (in thousands):

	December 31, 2002		September 30, 2003

		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Amounts Included in Cash and Cash Equivalents:
Institutional money market funds	$41,851	$41,851	$133,913	$133,913

Amounts Included in Investments:
Commercial paper and other	2,917	2,917	2,501	2,501
Corporate notes	28,125	28,373	9,611	9,654
Asset-backed securities	21,253	21,301	19,860	19,904
U.S. Treasuries and Agencies	31,265	31,860	12,901	12,937

	83,560	84,451	44,873	44,996

	$125,411	$126,302	$178,786	$178,909

The commercial paper in which the Company invests must have a minimum rating of A-1 or P-1, as rated by Standard & Poor’s and Moody’s, respectively. Corporate notes in which the Company invests must have a minimum rating of A-2 or P-2, as rated by Standard & Poor’s and Moody’s, respectively. Asset-backed securities in which the Company invests must have a minimum rating of AAA or Aaa, as rated by Standard & Poor’s and Moody’s, respectively. As of September 30, 2003, there are gross unrealized holding gains of $129,000 and gross unrealized holding losses of $6,000 from available-for-sale securities.

     Amortized cost and estimated fair market value of debt securities classified as available-for-sale by contractual maturities consist of the following (in thousands):

	December 31, 2002		September 30, 2003

		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in less than one year	$48,490	$48,764	$19,978	$20,020
Due in one to three years	32,153	32,770	22,394	22,475

	$80,643	$81,534	$42,372	$42,495

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

4. Unbilled Receivables

     Included in accounts receivable as of December 31, 2002, and September 30, 2003, is $7,057,000 and $27,556,000, respectively, of unbilled receivables consisting of revenue in excess of billings on certain long-term outsourcing contracts. All unbilled receivables are expected to be recovered over the remaining respective lives of the contracts through billings made in accordance with the respective contract provisions. Included in accrued liabilities and other as of September 30, 2003, is $1,853,000 of deferred revenue representing billings in excess of amounts earned on certain long-term outsourcing contracts. There was no deferred revenue as of December 31, 2002.

5. Business Optimization Costs

     The Company has incurred business optimization costs from time to time as it implements new organization structures, technologies, processes and other changes in its business. For the year ended December 31, 2002, and the nine months ended September 30, 2003, there were no business optimization costs incurred. The following is a summary of the business optimization costs incurred during 2001, and the ending accrual balance, which is included in accrued liabilities and other (in thousands):

		Non-Cash
	Accruals	Charges	Total

Severance and Related Charges	$6,648	$3,040	$9,688
Processing Centers Closure Costs	6,621	—	6,621
Write-off of Database	—	2,165	2,165

	13,269	$5,205	$18,474

2001 Cash Payments	(3,976)

Balance at December 31, 2001	9,293
2002 Cash Payments	(5,118)
2002 Accrual Adjustments	(2,309)

Balance at December 31, 2002	1,866
2003 Year-to-Date Cash Payments	(1,280)
2003 Year-to-Date Accrual Adjustments	(88)

Balance at September 30, 2003	$498

The accrual adjustments were made as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in certain estimates with regard to the remaining arrangements. The Company expects the remaining balance to be paid out during the next nine months.

6. Income Taxes

     The Company did not record a tax provision for the three-month and nine-month periods ended September 30, 2002, as it had incurred only net operating losses from the Company’s inception through September 30, 2002. A full valuation allowance has been provided against the tax benefit generated by the net operating losses and other deferred net tax assets because of the uncertainty associated with their realization. For the three months and nine months ended September 30, 2003, the Company generated net income for financial reporting purposes. The net income for these periods resulted in the creation of deferred tax liabilities which will allow the Company to recognize in the future the benefit of certain deferred tax assets. Accordingly, the Company reduced its valuation allowance on its deferred net tax assets during the three and nine months ended September 30, 2003, to the extent the newly generated deferred tax liabilities will allow recovery of certain deferred tax assets. Therefore, no net tax provision was recorded for the three months and nine months ended September 30, 2003.

     As of September 30, 2003, Exult has $68.8 million of remaining net deferred tax assets, arising primarily from its net operating losses, for which it has fully reserved through its valuation allowance as a result of the uncertainty of realizing these deferred tax assets.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

7. Net Income (Loss) Per Share

     The following is the calculation for net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

Basic:
Net income (loss)	$(1,258)	$4,405	$(12,410)	$12,906
Weighted average common shares	105,406	107,227	105,028	106,499

Net income (loss) per common share	$(0.01)	$0.04	$(0.12)	$0.12

Diluted:
Net income (loss)	$(1,258)	$4,405	$(12,410)	$12,906

Weighted average common shares	105,406	107,227	105,028	106,499
Stock option and warrant equivalent shares	—	9,887	—	8,864

Average common shares outstanding	105,406	117,114	105,028	115,363

Net income (loss) per common share	$(0.01)	$0.04	$(0.12)	$0.11

     For the three months and nine months ended September 30, 2002, the impact of all outstanding warrants and stock options to purchase Common Stock were excluded from the computations of diluted net loss per common share as their effect was antidilutive. As of September 30, 2002, the Company had a warrant outstanding exercisable for 2,500,000 shares of Common Stock with an exercise price of $11.00 per share and options outstanding exercisable for 22,622,955 shares of Common Stock with a weighted average exercise price of $7.71 per share. For the three months ended September 30, 2003, the weighted average number of shares outstanding used to compute diluted net income per share excluded the effect of a warrant outstanding exercisable for 2,500,000 shares of Common Stock with an exercise price of $11.00 per share and options outstanding exercisable for 7,974,845 shares of Common Stock with a weighted average exercise price of $11.80 per share because such warrant and options have exercise prices in excess of the average market value of the Company’s Common stock during the period and their effect is therefore antidilutive. For the nine months ended September 30, 2003, the weighted average number of shares outstanding used to compute diluted net income per share excluded the effect of a warrant outstanding exercisable for 2,500,000 shares of Common Stock with an exercise price of $11.00 per share and options outstanding exercisable for 13,222,941 shares of Common Stock with a weighted average exercise price of $10.60 per share because such warrant and options have exercise prices in excess of the average market value of the Company’s Common stock during the period and their effect is therefore antidilutive. In addition, until such time that one of the conversion criteria has been met, the impact of the conversion of the Company’s 2.50% Convertible Senior Notes issued on September 30, 2003 will be excluded from the computation of net income per share. Based upon the current conversion price, the 2.50% Convertible Senior Notes will be convertible into 8,503,401 shares of Common Stock, 9,353,741 shares including the notes issued in October 2003.

8. Commitments and Contingencies

     The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters include, among other things, assertions of contract breach, claims for indemnity arising in the course of the Company’s business and claims by persons whose employment with the Company has been terminated in connection with facilities consolidations, headcount rationalizations, outsourcing of certain operational functions, including in some cases to offshore vendors, and other measures that the Company has undertaken and expects to continue to undertake in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of September 30, 2003. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

9. Acquisition

     On June 9, 2003, the Company acquired from a single group of affiliated sellers certain legal entities and assets and assumed certain liabilities constituting a business process management outsourcing business that the Company intends to continue to operate.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The results of operations of the acquired business for the period from June 10, 2003 through September 30, 2003 are included in the Company’s condensed consolidated statements of income (loss). The cash purchase price, including transaction costs and net of $2,666,000 of cash acquired, was $16,623,000. The allocation of the purchase price to the assets acquired, including the excess of net tangible assets acquired over liabilities assumed, is as follows:

Current assets	$5,242
Fixed assets	6,453
Intangible assets	12,647
Other assets	97

Total assets acquired	24,439
Current liabilities assumed	7,816

Net assets acquired	$16,623

The value attributed to each purchased outsourcing contract has been recorded as an intangible asset. The intangible asset will be amortized as cost of revenue over the remaining terms (ranging up to approximately six years) of the purchased contracts.

10. Capital Transaction

     On April 23, 2003, Exult entered into an agreement to provide business process management services to BMO Financial Group. In connection with the outsourcing services arrangement, the Company issued BMO Financial Group a fully vested warrant to purchase up to 1,000,000 shares of the Company’s common stock. The warrant expires in April 2008 and may not be exercised prior to April 2005. The warrant may only be exercised in its entirety, must be exercised in a single transaction and must be exercised on a cashless, net issuance basis. The exercise price is derived from a formula with a minimum exercise price of $7.55 per share. The warrant has been recorded at its fair value of $1.3 million calculated by utilizing the Black-Scholes methodology as of the date of issuance and is included in intangible assets. The intangible asset is being amortized as a reduction of revenue over the term of the related outsourcing contract.

11. Issuance of 2.50% Convertible Senior Notes

     On September 30, 2003, the Company sold $100.0 million principal amount of its newly issued 2.50% Convertible Senior Notes (“Notes”) due October 1, 2010 to certain initial purchasers for resale to qualified institutional buyers in reliance on Rule 144A under the United States Securities Act of 1933. On October 9, 2003, the Company sold an additional $10.0 million principal amount of Notes pursuant to an option held by the initial purchasers. The initial purchasers purchased the Notes from the Company at 97% of the principal amount thereof. The net proceeds received by the Company were $96.9 million on September 30, 2003 (with an additional $9.7 million received on October 9, 2003 upon exercise of the initial purchasers’ option) after the initial purchasers’ discount and all estimated costs and expenses. Interest is payable in cash on each April 1 and October 1 commencing April 1, 2004. The Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s existing and future senior unsecured indebtedness. The indenture under which the Notes have been issued does not restrict the incurrence of debt by the Company.

     All Notes that have not been repurchased or converted must be repaid with any accrued unpaid interest on October 1, 2010, subject to acceleration under certain circumstances, including events of default and insolvency, as described in the indenture. No sinking fund is provided for the Notes. Commencing October 5, 2008, the Company has the option at any time to redeem all, or a portion, of the Notes for cash at 100% of the principal amount of the Notes plus accrued unpaid interest. On October 1, 2008, each holder of the Notes has the one-time right to require the Company to purchase all or a portion of such holder’s Notes for cash at a purchase price of 100% of the principal amount plus accrued unpaid interest. Furthermore, upon a change in control (as defined in the indenture governing the Notes), each holder has the right, subject to certain conditions and restrictions, to require the Company to repurchase all or a portion of such holder’s Notes at a purchase price of 100% of the principal amount plus accrued unpaid interest.

     Subject to certain conditions, the holders of the Notes have the right to convert their Notes, in whole or part, into shares of the Company’s common stock at an initial rate of 85.0340 shares of common stock per $1,000 principal amount of Notes (which is

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

equivalent to a conversion price of approximately $11.76 per share) (“Conversion Price”). The Conversion Price is subject to anti-dilution adjustment under various circumstances. The conditions triggering the conversion right include: (i) if on or before March 31, 2008, the closing sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of any fiscal quarter is more than 110% of the then current Conversion Price, the Notes may be converted during the following fiscal quarter; (ii) if, on any date after March 31, 2008, the closing sale price of the Company’s common stock is more than 110% of the then current Conversion Price, then the Notes may be converted at all times thereafter; and, (iii) if the Company elects to call some portion or all of the Notes after October 5, 2008, then the portion being called for redemption may be converted. The Notes are also convertible in certain other circumstances, including certain simultaneous market conditions in which the trading price for the Notes is less than 95% of the conversion value of the Notes (based upon the value of the Company’s common stock), certain mergers or sales of assets, and other events constituting a change in control of the Company. Until such time that one of the above conversion criteria has been met, the impact of such conversion will be excluded from the computation of net income per share on a diluted basis.

     The Company has agreed to register the resale of the Notes and the sale of the shares of common stock issuable upon conversion of the Notes pursuant to a shelf registration statement filed with the U.S. Securities and Exchange Commission. If the registration statement is not timely filed or declared effective, or if the Company does not keep it available for requisite periods, then the Company may be required to pay liquidated damages to the holders of the Notes and shares received upon conversion. The liquidated damages would be in the form of payment (in addition to any interest that may be payable) on the principal amount or value of the securities entitled to registration, at a rate per annum equal to 0.25% or 0.50%, depending on the circumstances. The liquidated damages provision represents an embedded derivative as defined in SFAS No. 133, which management believes does not have material value.

     The Company recorded the Notes at the net proceeds received and is accreting this value over the remaining term of the Notes to their stated maturity value using the effective interest method.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. When used in this report, the words “may,” “will,” “should,” “predict,” “continue,” “plans,” “expects,” “anticipates,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere concerning, among other things, our anticipated performance, including revenue, margin, cash flow, debt service, balance sheet and profit expectations; size and duration of client contracts; business mix; development, implementation and scaling of our Exult Service Delivery ModelSM operational capabilities, including transition and transformation of client processes to our systems, productivity improvements, and cost savings from strategic initiatives; performance under client contracts; market opportunities; international operations; growth in our client base and existing contracts; client benefits and satisfaction; workforce improvements; and service center capacities.

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

Overview

     Our primary source of revenue is fees we earn for providing our HR-led business process management services under long-term contracts. We also receive additional revenue from client projects and consulting services. To date, we have generated leads for potential process management clients primarily through our management team, existing outsourcing and consulting relationships, our board of directors, third-party consultants, contact with key executives at Global 500 corporations or direct communication from such companies in the form of inquiry or request for proposal. After initial discussions with and qualification of the potential client, we may enter into a non-disclosure agreement. If subsequent discussions result in a mutual desire to pursue a transaction, we then may enter into a non-binding letter of intent with the client that establishes a framework for due diligence and contract negotiations. Our letter of intent may provide for reimbursement of some or all of our costs incurred during this process.

     Our larger, integrated multi-process management service contracts generally have terms of seven to ten years, encompass multiple HR and related administrative processes, and require us to provide high levels of service at reduced costs to the client. These contracts contain multiple responsibilities for us, including both our assumption of responsibility for transaction processing and administration, and transformation of the way work is performed over time by the client. The transformation work we do is largely in addition to the work required to initiate and sustain service under the contract, and may be ongoing for the life of the contract. Transformation activities include implementation and integration of new systems and tools, process change and standardization, consolidation of related activities, globalization of solutions across the client’s business and geographic reach, rationalization of third-party vendors to produce lower costs and better service, establishment of an overall integrated service delivery model and the design and implementation of performance measurements, metrics and reports that support the client’s goals. The process management service contracts also identify specific deliverables associated with the multiple elements described above, in addition to numerous deliverables that are produced for the benefit of the client in the ordinary course under the contract that are not specifically identified in the contract. While these deliverables generally can be completed by third parties, clients choose to obligate us to perform this work to obtain the benefit of our expertise, detailed knowledge and previous success in implementing change in complex environments.

     Revenue under our process management contracts can be broadly divided into two categories: revenue associated with processes that we manage directly and revenue derived from processes that we manage by using third-party vendors. We typically agree to provide a minimum savings to the client on the labor-based portion of direct-managed processes after a pre-determined period of time, usually several months to approximately one year from contract signing. For the portion of the contract covering services previously subcontracted by the client and for which we continue to use third-party vendors, we generally share with the clients savings we are able to achieve from the client’s historical spending levels. The amount of minimum savings is determined in accordance with the terms of the applicable contracts; in general, our fees are no greater than our client’s historical cost of operating the functions assumed by us. By operating client processes on a long-term contract basis using our service platforms and methodologies, we seek to reduce the costs of service delivery below the minimum savings provided in the contract, and recover the investment we make during the early part of the contract term for transition and integration of client processes. We anticipate that gross margin associated with direct managed revenues will generally be greater than gross margin associated with third-party processes. It is important to our value proposition to the client that we manage both types of processes in order to fulfill our mission to be the single point of accountability for all HR processes on their behalf. However, our overall gross margin may vary as the mix of revenue changes between direct managed and third party.

     We are contractually responsible for the delivery and acceptability to our clients of the services we provide through the use of third-party vendors, including vendors that had previously contracted directly with our clients and were then assigned, or are in the process of being assigned, to us in connection with our process management services. We may continue to use these vendors, hire replacement vendors, or provide some of these services directly. We include in revenue all charges for services for which we are contractually responsible, whether we provide these services directly using our own personnel or through third-party vendors. Sometimes we pay the charges of the third-party vendors that provide services and bill our clients for the cost of the service. Other times our client pays the third-party vendor directly on our behalf. In either case, such costs are included in our cost of revenue. In many cases our initial cost of services provided by these vendors is equal to our revenue attributable to their services. We intend to realize a profit from revenue received in connection with services provided under these third-party vendor contracts, and in order to do so, we must reduce these vendor costs by rationalizing the vendors, improving efficiencies, obtaining more favorable pricing, or performing the services ourselves at a lower cost.

     When we sign a new process management contract, we typically announce our estimate of the revenue potential for that contract over its anticipated term. These estimates are intended to provide information that is relevant to an understanding of our business, but are not a representation or guaranty regarding future performance. Initially, our information about a new client’s historical volumes and costs for the HR processes we take on is imperfect, and verification procedures that take place after contract announcement may result in reduction in our anticipated fees. Further, our revenue expectations for each contract change over its life. Once we have announced estimated revenue potential for a new contract, we generally do not undertake to update that estimate to reflect all of these changes. Rather, we try to maintain a reasonably current estimate of the aggregate anticipated revenue for our entire contract base.

     We incurred a net loss of $94.8 million, $74.7 million and $10.6 million in 2000, 2001 and 2002, respectively. While we reported profitable operations in the fourth quarter of 2002 and the first three quarters of 2003, and we expect to operate profitably in the future, we may incur net losses in future periods. We anticipate ongoing significant expenditures to fund the development and expansion of our technology and general operating infrastructures. We may also make substantial investments to pursue, obtain and transition new client contracts; to augment our service offering and process capabilities; to develop new service center capacity to accommodate any growth we may achieve beyond the capacity of our existing service center infrastructure; and to expand geographically to better serve our clients or compete more effectively. To the extent that revenue does not increase at a rate commensurate with our increasing costs and expenditures, our future operating results and liquidity could be materially and adversely affected.

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

     We recognize revenue and profit as work progresses based upon the proportion of costs incurred to the total expected costs. We maintain for each of our contracts estimates of total revenue and cost over the respective contract term. For purposes of periodic financial reporting, we accumulate total actual costs incurred to date under the contract. The ratio of those actual costs to our then-current estimate of total costs for the life of the contract is then applied to our then-current estimate of total revenue for the life of the contract to determine the maximum portion of total estimated revenue that should be recognized. To the extent that cumulative revenue is recognized under this policy in excess of amounts billed under the contract, unbilled receivables will be recorded. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revisions in our contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Favorable changes in estimates result in additional revenue and profit recognition, and unfavorable changes in estimates result in a reduction of recognized revenue and profit. Provisions for estimated losses on individual contracts are made in the period in which the loss is first determined.

     Our previous practice was to limit the amount of revenue recognized as described above to the amounts that had been or could be currently billed as of the end of the reporting period under the terms of the contracts. This limitation was implemented earlier in our history to minimize the potential impact of changes in estimates, which were more likely to be significant before we had achieved operational maturity in our business and operational stability in our underlying contracts. Now that our business has matured, our practice is to apply the revenue limitation on a contract-by-contract basis only until each contract reaches operational stability, and then to adjust the cumulative revenue recognized to date for that contract to fully reflect the then current estimates of profitability for the contract over its term. We measure the achievement of operational stability for each contract by considering various factors, including: completion of initial transition of client processes to our service delivery infrastructure, completion of the initial software and systems integration necessary to support our performance of services to the client, and achievement of stable operations under the contract as evidenced by the predictability of costs incurred. In addition, there may be other factors relevant to the operational stability of any particular contract, which we consider as appropriate in determining whether to cease to apply the revenue limitation to that contract. The revenue and gross profit adjustment on a contract resulting from discontinuance of the revenue limitation may be significant, depending on factors including the size of the contract and the cumulative costs incurred as of the date at which the contract achieved operational stability, but should not be considered indicative of future period results.

     We have adopted Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” prospectively for contracts we enter into after June 30, 2003. EITF issue 00-21 addresses the accounting, by a vendor such as us, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are closely interrelated or there is not sufficient evidence of relative fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. We anticipate that, for the foreseeable future, services and deliverables to be provided under new business process management contracts will generally be similar in nature to services and deliverables provided in connection with our existing contracts. Our market and service offering is relatively new. Competitors are just beginning to enter the market and certain of our services have not been sold on a stand alone basis either by us or our competitors. Therefore, we believe that, both at present and for the foreseeable future, there is not, and will not be, sufficient evidence of fair value for certain elements of our contracts. Accordingly, as long as there continues to be a lack of fair value for certain elements of our contracts and some portion of these elements remain undelivered until the completion of a contract, we anticipate accounting for each future multiple-element contract that shares these characteristics as a single unit and in the same manner as we account for our existing multiple-element contracts.

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

     In an effort to maintain appropriate estimates, our policy is to review each of our long-term, outsourcing contracts on a regular basis, not less than annually, and to revise our estimates of revenue and cost as appropriate. Various factors could cause us to increase our estimates of contract expense. For example, our employment expenses and fees paid to vendors will tend to increase over time and may increase significantly from time to time depending upon market conditions and other factors. Changes in technology or competition may require us to increase infrastructure spending to maintain appropriate service capabilities. Changes in law may increase compliance costs. Our cost estimates may include the effect of some anticipated future cost savings that we believe it is probable we will achieve, in addition to savings already achieved, and anticipated future cost savings may not be realized. Other factors could cause us to decrease our estimates of contract expense. For example, improvements in service delivery that we achieve through process engineering, application of technology, and vendor rationalization all tend to decrease contract costs.

     Factors that can cause our revenue expectations for a given contract to decrease include: client financial difficulties or business contractions that lead to reductions in workforce or discretionary spending on services such as staffing and training; amendments agreed to by us which reduce the scope or revenue for services; early termination of client contracts in whole or part, whether resulting from adverse developments in the client’s business or the client’s exercise of discretion; insourcing or retention by the client of processes previously contracted to us (subject to our approval when required under the terms of the contract); non-assignment to us of third-party vendor contracts that we initially envisioned taking over from the client; and other circumstances within the client’s organization. In addition, our receipt of revenue under any particular contract may be delayed if transition of the client’s processes to our infrastructure takes longer than anticipated. While our contracts with our clients may contemplate further expansion, this may not occur, and if it does occur, significant additional expenditures by us may be required to fund such expansion. In addition, our process management contracts generally permit our clients to impose financial penalties against us for specified material performance failures. Other factors could cause us to increase our estimates of contract revenue. For example, service volumes may increase due to growth in the client’s business, and clients may increase the scope of services they acquire from us through contract amendment.

     Increases in cost estimates and decreases in revenue estimates can have material adverse effects on our earnings. If we determine that our previous cost estimates for a contract were too low, or our previous revenue estimates were too high, we will change our estimates appropriately in the period in which the determination is made, including the recognition of the cumulative impact of the revision. The amount by which prior period revenue and gross profit was higher than it would have been if the updated estimates had been applied during earlier periods will be reflected as a reduction in revenue and gross profit in the period that the estimates are changed, and the lower estimated contract margin will also reduce our future gross profit outlook. Conversely, if we determine that our previous cost estimates for a contract were too high, or our previous revenue estimates were too low, the amount by which prior period revenue and gross profit was lower than it would have been if the updated estimates had been applied during earlier periods will be reflected as an increase in revenue and gross profit in the period that the estimates are changed (subject to our revenue recognition limitation if it is then still in place for that particular contract), and the higher estimated contract margin will also increase our future gross profit outlook. The magnitude of these effects will increase proportionately with the size of the contract, the proportion of the contract completed and the extent of the change in estimates. Some of these effects could be significant. Further, because we have a relatively small number of contracts and high client concentration, adverse changes in estimates for a single client contract could have a material adverse effect on our results of operations.

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

     Limited Horizon for Estimates. We intend to increase efficiency and commensurately reduce service delivery costs over the life of our outsourcing contracts. However, our ability to deliver additional savings that are sustainable over the life of the contract becomes more speculative in the later years due to the potential for increasing delivery costs, uncertainty regarding future efficiency improvements and client needs, and other factors. Therefore, life-of-contract estimates generally will reflect only those reductions in our costs of service delivery that we believe are probable of being realized within a limited time following the date of analysis. This time horizon is a function of the maturity of our business, the development of our infrastructure and other factors. The horizon included in the contract estimates as of September 30, 2003, includes the estimated savings that we believe are probable of being achieved through the second quarter of calendar 2004, which are then assumed to be maintained for the remaining life of each contract. At present, we consider efficiency improvements and cost savings that we plan to achieve beyond that time horizon too speculative to include in our life-of-contract cost estimates. However, as our operating experience increases and our ability to plan and execute cost savings improves, we would anticipate extending the period of estimate.

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

Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts for estimated losses resulting from inability of our clients to make required payments. If the financial condition of one or more of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Direct Contract Costs

     We capitalize certain set-up and other direct installation costs (“Direct Contract Costs”) to the extent that we determine such costs are recoverable by the receipt of future contractually committed amounts. Capitalized set-up and other direct installation costs are included in Fixed Assets and Direct Contract Costs and are amortized over the applicable contract term. As of December 31, 2002 and September 30, 2003, we had Direct Contract Costs of $10.7 million and $16.5 million, respectively, net of accumulated amortization.

Deferred Tax Assets

     As of December 31, 2002 and September 30, 2003, we had $64.9 million and $68.8 million, respectively, of net deferred tax assets, arising primarily from our net operating losses, for which we have fully reserved through a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance and we continue to monitor our ability to realize our deferred tax assets. As we begin to demonstrate consistent profitability, we may record one or more adjustments to reduce the valuation allowance to recognize on a current basis our anticipated use of our deferred tax assets to reduce our future income tax liabilities. Each such adjustment will be recorded in the period that we determine it is more likely than not that we can recover all or a portion of our deferred tax assets. Each adjustment will increase income for that period accordingly. We were profitable during the nine months ended September 30, 2003, but did not record a tax provision because the net income for the period resulted in the creation of deferred tax liabilities which will allow the Company to recognize in the future the benefit of certain of its deferred tax assets. Accordingly, the Company reduced its valuation allowance on its deferred net tax assets during the nine months ended September 30, 2003, to the extent the newly generated deferred tax liabilities will allow recovery of certain deferred tax assets. Therefore, no net tax provision was recorded for the nine months ended September 30, 2003. Upon utilization or expiration of the underlying net operating loss carry forwards, we will begin to record income tax expense and commensurately lower net income for future periods in which we are profitable.

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

     We entered into our first process management contract in December 1999. Our success depends on our ability to provide a high quality, cost-effective service offering, operate it profitably, produce satisfactory results for our clients and attract new clients. We have met our primary objectives to date and we believe our clients value our services, but we have not been in operation long enough to judge whether we can continue to accomplish all of these objectives, particularly in an increasingly complex and competitive marketplace. Accordingly, our future operating results are uncertain.

     We expect our contracts with Bank of America Corporation, BMO Financial Group, BP p.l.c., International Paper Company, and Prudential Financial to provide most of our revenue through 2003 and possibly in future periods. For fiscal 2002 and the first nine months of 2003, these clients collectively accounted for approximately 91% and 92%, respectively, of our revenue. We believe our ability to secure future clients and revenues will be largely dependent upon our ability to perform and achieve the contracted service levels and cost savings for our current clients.

     Each of our process management contracts can be terminated by the client for convenience after a specified portion of the term has elapsed, upon required notice and, in many cases, payment of specified early termination penalties. The point at which a contract may be terminated for convenience varies from client to client, generally ranging from one to five years from contract signing, and the point has passed for some clients, including Bank of America Corporation and BP p.l.c. The early termination penalties provided for under these contracts are designed to help defray the expenses we incur in implementing the contract, including diligence, transition, set-up and installation costs, and may provide some compensation to us, but they are not adequate substitutes for the revenue or profit that could be lost as a result of contract termination by the client.

     Our outsourcing clients typically entrust us with important functions over a long period of time. Accordingly, they demand contractual provisions to protect their interests. Among other things, our client contracts specify service level requirements that we must meet, and generally permit the client to impose monetary penalties or terminate the contract for repeated failures to meet requirements on identified critical services. We generally meet or exceed these service levels, but occasionally we have experienced service level issues due to the complex nature of the work and high standards set. Most times we identified these issues through our review and reporting procedures and took pro-active action to address the service. In limited other cases, clients have claimed that we missed a critical service level, and we agreed or disagreed, depending upon the circumstances. In our experience to date, in these situations, clients have been primarily interested in addressing certain service needs and have not ultimately sought significant remedies. However, in the future we may miss a contractual service level on occasion, and instances of severe or repeated breach, as defined by each contract, could permit a client to assess significant monetary penalties against us, or, depending on the terms of the contract, terminate the contract in whole or part.

     As our business matures, the original terms of our major contracts will begin to expire. For example, our agreements for services to BP p.l.c. in the U.S. and U.K. will expire late in 2004. We anticipate seeking to renew contracts as they expire, but clients are not obligated to renew and various factors, including changes in the client organization or in the market for HR outsourcing services, could cause clients to take services back in-house or contract with other vendors. Further, we might choose not to bid on renewal, or not to bid aggressively, due to limited profit opportunity with the client, changes in our business model, or other factors.

     If any of our major clients were to substantially reduce or stop using our services, or if we experience significant, repeated performance failures, our reputation and future revenues would be seriously impaired. Furthermore, such an occurrence could lead to a charge to operations if we determine that the recoverability of certain of our assets is impaired. We expect to face similar risks with other significant clients until our business is more firmly established and our client base is more diversified.

Our client contracts and vendor relationships may not yield the results we expect.

     Our revenue expectations may decrease. We maintain estimates of our aggregate anticipated revenue for our entire contract base. We may from time to time disclose some of these estimates. All of these estimates change as our contracts evolve, and a number of factors can cause our revenue expectations to decrease. These factors include: client financial difficulties or business contractions or restructurings that lead to reductions in workforce or discretionary spending on services such as staffing and training; amendments agreed to by us which reduce the scope or revenue for services; early termination of client contracts in whole or part, whether resulting from adverse developments in the client’s business or the client’s exercise of discretion; insourcing or retention by the client of processes previously contracted to us (subject to our approval when required under the terms of the contract); non-assignment to us of third-party vendor contracts that we initially envisioned taking over from the client; and other circumstances within the client’s organization that are beyond our control. In addition, our receipt of revenue under any particular contract may be delayed if transition of the client’s processes to our infrastructure takes longer than anticipated. While our contracts with our clients may contemplate further expansion, this may not occur, and if it does occur, significant additional expenditures by us may be required to fund such expansion. In addition, our process management contracts generally permit our clients to impose financial penalties against us for specified material performance failures.

     We might not be able to achieve the cost savings required to sustain and increase profits under our contracts. Our business model inherently places ongoing pressure on our operating margins. We provide our direct outsourcing services over long terms for fixed fees that are generally equal to or less than our clients’ historical costs to provide for themselves the services we contract to deliver. Additionally, our contracts generally guarantee cost savings to our client, irrespective of our cost of providing these services. As a result, we bear the risk of increases in the cost of delivering HR process management services to our clients, and our margins associated with particular contracts will depend on our ability to control our costs of performance under those contracts and meet our service commitments cost-effectively. Over time, vendor costs and our own internal operating expenses will tend to increase as we invest in additional infrastructure and implement new technologies to maintain our competitive position and meet our client service commitments. Further, taking over services previously delivered by vendors involves further increases to our internal operating expense. We must respond by continuously improving our service efficiency and vendor management and continuing to grow our business so that our costs are spread over an increasing revenue base. If we stop improving, our ability to sustain and increase profitability will be jeopardized.

     Achieving the efficiency we need to sustain and increase our profitability depends upon our ability to continue to develop our process operations and our Exult Service Delivery ModelSM (“ESDMSM”) into a standardized management system that can be operated from our client service centers and extended to multiple clients with limited client-specific adaptation and modification. The actual cost reductions we are able to achieve will vary by client for a variety of reasons, including the scope of services we agree to provide and the existing state of our clients’ departments and processes. If we miscalculate the resources or time we need to perform under any of our contracts, or if our transformation efforts are not as successful as we anticipate, the costs of providing our services could exceed the fees we receive from our clients, and we could lose money.

     Our ESDMSM involves distribution of our work across our international network of service centers and among vendors, including overseas vendors, as efficiently as possible based upon the tasks being performed, staff training and expertise, costs, regulatory issues, language, and other factors. This practice is critical to our business plans and we expect to continue and increase it. Some clients and potential clients may resist this approach to work distribution because of concerns about service quality, data security, legal and cultural issues, and other reasons. Disruption of our work distribution methods, including limitations on our ability to use overseas vendors or to move work among our multi-shore locations, as well as unique operating costs to manage and coordinate work across international centers and to satisfy regulatory requirements for global operations, would increase our costs and adversely affect our profitability. Overseas vendors may be difficult to manage and require significant investments in monitoring and systems integration. If we have disputes with overseas vendors it may be difficult for us to enforce our rights, and replacing overseas vendors may involve delay and expense.

     Our use of vendors presents liability risks and margin pressures. A significant part of our revenue (approximately half of our business process management revenue for the nine months ended September 30, 2003) is attributable to services we offer to our clients which we fulfill through the use of third-party vendors that provide specialized services, such as temporary staffing, training, learning content, benefits administration and relocation services. We select some of these vendors and assume others from relationships established by our clients before contracting with us. These vendors may act as subcontractors or vendors to us or provide services directly to our clients under our control; in either case, we have certain contractual responsibilities for the delivery and acceptability of these services, and errors or omissions, service failures, breach of contract or insolvency by our vendors could cause us to have liability to our clients. This liability could exceed the limits of liability the vendors have to us. If our clients are not satisfied with the services provided by these third-party vendors, they may be entitled to recover penalties or to terminate their agreements with us, which could seriously harm our business.

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

     We may also need our clients’ consent to substitute new vendors or ourselves for previous vendors, either because of contractual provisions or operational concerns. We are still developing our third-party vendor management capabilities, and our efforts may lead to varying results depending upon the process, vendor, and client involved and other factors. To date, our operating margins on the portion of our revenue attributable to services provided through third-party vendors have been limited. Accordingly, until we are able to develop substantial portions of our third-party vendor business to the point that it generates meaningful operating margins, our overall margins and profitability will rely upon strong performance in the “direct” process management and project and consulting services that make up the balance of our revenue.

Our ESDMSM is evolving and requires ongoing development.

     We are still developing the ESDMSM infrastructure, including our MultiDeliverySM operational methodology, and our ability to continue to deliver and expand our broad process management solution depends upon our continued ability to assemble and manage our own systems and capabilities and third-party vendors into an integrated and efficient delivery platform. Our clients use disparate information systems and operating methods, and transitioning their processes to our operating platforms requires significant technology and process integration. We often must adapt or develop new systems and processes to accommodate various clients’ needs. Clients’ employees may access and utilize our myHRSM solution and systems through interfaces that require significant development and integration of many independent programs and complex functions, as well as ongoing revision, adaptation and maintenance. If we fail to develop a client’s service delivery infrastructure in accordance with the specifications and delivery milestones agreed upon, or if we are unable to complete development of scalable systems and achieve the functionality we expect, our ability to deliver our services and achieve our business objectives in general could be seriously impaired.

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

     From the time we begin providing services under a long-term outsourcing contract until the contract reaches operational stability, we limit the amount of revenue recognized under our proportional cost methodology to amounts that have been or can be currently billed under the terms of the contract. Once the contract reaches operational stability, we discontinue this limitation and adjust the cumulative revenue recognized to date for that contract to fully reflect the then-current estimates of profitability for the contract over its term. Thereafter, we recognize revenue and profit as work progresses based upon the proportion of costs incurred to total expected costs for the life of the contract which may result in unbilled receivables. The amount of unbilled receivables associated with that contract will then diminish over the remainder of the contract term as billings exceed revenue recognized. However, if a contract were to terminate early, any remaining unbilled receivables, together with any other client-specific capitalized costs associated with that contract, would be recognized as a cost in the period in which termination occurs to the extent that they exceed termination payments we are entitled to recover. Termination payments may not be sufficient to defray the entire unbilled receivable and any other client-specific capitalized costs, and the net write-off may be significant and could have a material adverse effect on our results of operations. Furthermore, cessation of payments by a client under a contract for which we have client-specific capitalized costs, including outstanding unbilled receivables, because of insolvency, legal claims or other factors, would have similar consequences. As of September 30, 2003, we had unbilled receivables of approximately $27.6 million. We expect unbilled receivables to increase as our business grows and as our ability to estimate cost reductions in future periods with greater certainty results in extending the period over which future anticipated reductions in our costs to perform under long-term contracts are factored into our estimates of contract costs.

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

     Accounting rulemaking bodies and the staff of the SEC have promulgated new rules and interpretations related to accounting for long-term service contracts, including the recently released Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” We believe, based upon our analysis and consultation with our advisors, that our accounting for our existing long-term contracts is not inconsistent with these new rules and interpretations. We adopted EITF Issue 00-21 prospectively for transactions entered into after June 30, 2003. We anticipate that, for the foreseeable future, services and deliverables to be provided under new business process management contracts will generally be similar in nature to services and deliverables provided in connection with our existing contracts. Our market and service offering is relatively new. Competitors are just beginning to enter the market and certain of our services have not been sold on a stand alone basis either by us or our competitors. Therefore, we believe that, both at present and for the foreseeable future, there is not, and will not be, sufficient evidence of fair value for certain elements of our contracts. Accordingly, as long as there continues to be a lack of fair value for certain elements of our contracts and some portion of these elements remain undelivered until the completion of a contract, we anticipate accounting for each future multiple-element contract that shares these characteristics as a single unit and in the same manner as we account for our existing multiple-element contracts. Future developments in applicable accounting rules and their interpretation may require us to adopt different accounting for long-term contracts. There can be no assurances that in the future accounting rulemaking bodies and the staff of the SEC will not determine that EITF Issue 00-21 or other standards may require us to adopt different accounting, which may have a material adverse effect on our revenues and results of operations.

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

     Our client contracts involve significant commitments and cannot be made without a lengthy, mutual, due diligence process during which we identify the potential client’s service needs and costs, and our ability to meet those needs and provide specified cost savings. We must devote significant management time and other resources to each due diligence process over a period of six months or more, and we can conduct at most only a few of these due diligence undertakings at one time. This lengthy due diligence process limits our revenue growth, and we have invested significant time and expense in some potential client relationships that have not resulted in contracts. It is possible that future client due diligence processes could result in a decision by us or the potential client not to enter into a contract after we have made significant investments of time and resources.

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

Our new business objectives and announced frontlog estimates for prospective clients may not be realized.

     Our sales pipeline consists of potential expansions of contracts with existing clients, as well as potential contracts with new clients. From time to time, we publicly discuss our estimated frontlog in order to provide investors with information that is relevant to an understanding of our business. Frontlog represents our estimate of revenue potential from qualified client prospects with which we are in discussion regarding an outsourcing contract, as characterized by a confidentiality agreement, a letter of intent, a very small group of serious bidders, or other factors. Qualified prospective clients are those who meet our criteria for scope, number of employees and access to decision makers. Our frontlog estimates are based upon our assumptions regarding potential scope and pricing, and assume an average 10 year contract term. Frontlog estimates are not representations; the sales cycle for our services is long and complex and the frontlog is fluid, so the frontlog does not represent any assurance of future revenue and it is impossible to predict in advance which prospects may become clients or how quickly contracts may be signed or implemented.

There is no assurance that we will sustain profitability and positive cash flows.

     The fourth quarter of 2002 and the first three quarters of 2003 were our first profitable quarters since our formation. We have not yet had a profitable fiscal year, and the creation of our business has consumed significant amounts of cash. We incurred net losses of $94.8 million, $74.7 million and $10.6 million for the years ended December 31, 2000, 2001 and 2002, respectively. We may incur net losses in future periods. While we do not enter into contracts for which we expect to incur a loss, and although we estimate and model each of our client contracts to be individually profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. Further, our ability to sustain positive cash flow depends upon a number of factors, including fuller utilization of our infrastructure and achievement of additional scale in our business. Cash flow can vary significantly from quarter to quarter for various reasons, including investments we make in connection with new client transitions and strategic initiatives and timing differences between our receipt of payments from our clients and payments to our vendors.

     From time to time we make projections about our future operating results, including the amount of potential profitability and cash flows. These projections are estimates intended to provide information that is relevant to an understanding of our business, but are not a representation or guaranty regarding future performance. The timing and magnitude of any profitability and positive cash flows we may achieve depends upon a number of factors including those set forth in this “Risk Factors” section and in our filings with the SEC.

     Due to economic conditions, we failed to achieve some of the revenue growth we had originally anticipated in 2002. In order to compensate for this and to enhance our ability to reach our goal of achieving profitability for the fourth quarter of 2002 and beyond, we implemented various cost reduction programs in 2002. These programs included overhead facilities consolidations and limited headcount reductions, which may need to be reversed to support long-term growth, as well as various reductions in manager discretionary compensation and discretionary employee benefit programs that are not sustainable in the long run. Accordingly, our future profitability depends upon increased revenue as well as efficient operations.

We may need additional capital, which might not be available or might dilute existing stockholders.

     For the years ended December 31, 2000, 2001 and 2002, we used cash of $56.2 million, $35.0 million and $5.5 million, respectively, in operating activities and $23.8 million, $21.4 million and $38.1 million, respectively, to fund expenditures for direct contract costs and acquire property, plant and equipment as well as certain intangible assets. In addition, for the nine months ended September 30, 2003, cash flow from operating activities provided cash of $28.5 million while cash used in investing activities to fund expenditures for direct contract costs, acquiring property, plant, equipment and contract related intangible assets, and the purchase of an outsourcing business totaled $57.0 million. Ongoing development and expansion of our infrastructure and service capacity, acquiring new client contracts and transitioning their services requires significant capital investment. We may decide to raise additional funds through public or private debt or equity financings in order to maintain adequate cash balances to satisfy the expectations of prospective clients; finance acquisitions, new client contracts with capital investment requirements, and other strategic opportunities; and address operating issues. If we are required to raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Further, such equity securities may be sold at prices below those paid by existing stockholders, and have rights, preferences or privileges senior to those of our common stock. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all, and if we need additional funds but cannot obtain them, our ability to fund our operations or strategic initiatives may be impaired.

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

     Our quarterly financial results have varied significantly in the past and are likely to vary significantly in the future. It is possible that in some future quarter or quarters our financial results will be below the revenue, profit or cash flow expectations of public market analysts or investors. If so, the market price of our common stock may decline significantly. Factors that may cause our results to fluctuate include but are not limited to:

•	the growth of the market for our HR services and our ability to obtain new client contracts;

•	our ability to continue to execute successfully on client contracts;

•	the length of the sales and integration cycle for our new clients;

•	cancellations or reductions in the scope of our contracts;

•	delays in transitioning various client processes to our infrastructure;

•	changes we may make in our estimates of revenues and costs pursuant to our proportional cost method of accounting for our outsourcing contracts;

•	our ability to develop and implement additional service offerings and technologies;

•	our ability to successfully market and sell to our clients complementary third-party products and offerings that we have purchased in advance of client orders;

•	the introduction of comprehensive HR services by new and emerging competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to manage costs, including personnel costs, support services costs and third-party vendor costs;

•	the timing and cost of strategic initiatives and openings or expansions of client service centers;

•	the possibility that we may incur legal or contract liabilities that are not covered by insurance and cannot be recovered from third parties;

•	our ability to sustain overall profitability;

•	changes in industry conditions affecting our clients, their spending on HR services and the selection of services to outsource; and

•	changes in the global economy or the economies of countries in which we have significant operations.

     We have in the past purchased assets and hired personnel from our clients and third parties. We expect to continue such transactions from time to time in the future. Acquisitions may result in amortization expense and other charges. In addition, rationalizing headcount and facilities consolidation following acquisitions or transition of client processes to our systems may result in severance and closing expenses. As our business evolves, we may from time to time incur costs for severance and infrastructure consolidation, as well as costs relating to the implementation of new organization structures, technologies, processes and other changes in our business. These costs will reduce our reported earnings. Our service delivery infrastructure is represented by significant tangible and intangible assets reflected on our balance sheet. Our existing assets and infrastructure can accommodate some growth in our business, and we expect our capacity to increase in the future, both as a result of acquisitions of new assets and efficiency improvements in our ESDMSM. We try to maintain sufficient assets and capacity to support reasonably anticipated business growth without carrying excessive assets or idle capacity. To the extent that we might in the future determine that our assets or the capacity of our service delivery infrastructure exceed our reasonably anticipated needs, it may be necessary to take a charge to operations for excess assets or capacity, which would reduce our reported earnings.

We are dependent upon technology services and if we experience damage, service interruptions or failures at our client service centers or in our computer and telecommunications systems, our client relationships and ability to attract new clients may be adversely affected.

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

We could experience fraud or theft that could impair our client relationships and expose us to liability and other damages.

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

     We believe multinational capabilities will be important as the competitive market for outsourcing evolves and our business strategy includes international expansion. We have recently acquired international contracts and related infrastructure, including client service centers in England and Brazil and operating presences in the Netherlands, Hong Kong and Singapore. We have also commenced operation of client service centers in Canada and India. We now operate eight client service centers on four continents. We expect to continue to expand our international operations in the future as we take on additional large, multinational clients. Overseas expansion requires capital investment and presents significant risks and operational challenges. Foreign legal and regulatory requirements, affecting business operations in general as well as human resources processes in particular, may be complex and require significant investment in compliance capabilities. Development and maintenance of the expertise required to deal effectively with different countries’ workplace practices could be expensive and time consuming. Tariffs and other trade barriers, high taxes, political instability, and international currency exchange rates and related issues may increase the cost and risks associated with our operations. We must design and operate web sites and other service delivery components that are accessible by employees of overseas clients, and differing technology standards and Internet regulations may affect access to and operation of our web sites and our clients’ web sites. We will need to rely upon third parties to supplement our overseas service delivery capabilities and to address potentially complex regulatory, systems integration, service delivery, and relationship issues. Because of these and other factors, our overseas operations will require significant financial and management resources and may be more prone to service delivery errors and delays, which could damage our reputation and jeopardize contracts.

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

We rely on third-party vendors for software and if their products are not available, or are inadequate, our business could be seriously harmed.

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

     Several of our existing or potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their customers and key product and service suppliers than we do. Our competitors may be able to:

•	develop and expand their delivery infrastructure and service offerings more quickly;

•	adapt better to new or emerging technologies and changing client needs;

•	take advantage of acquisitions and other opportunities more readily;

•	establish operations in overseas markets more rapidly;

•	devote greater resources to the marketing and sale of their services; and

•	adopt more aggressive pricing policies and provide clients with additional benefits at lower overall costs.

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

     Our business is also increasingly affected by privacy legislation in the United States. Although the United States does not have comprehensive privacy legislation like the European Union and many other countries, a variety of new federal and state laws are beginning to present compliance challenges. For example, new privacy regulations have been promulgated under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which will impact our business operations. Under the new HIPAA regulations, covered entities may only use an individual’s protected health information for purposes related to health care and all disclosures of health information must be limited to the minimum necessary for the purpose of the disclosure. In addition, covered entities must have proper security measures and policies to guard data integrity, confidentiality and availability. As a service provider to our clients for the processing of protected health care information, we are required to enter into written agreements with affected clients to ensure our compliance with HIPAA. Similarly, we are obligated to pass through similar compliance obligations to our vendors and subcontractors that assist us with the handling of health information for the benefit of our clients. Recently enacted legislation in California limits our use of social security numbers and requires us to inform individuals about potential breach of security related to their protected information. We expect that more privacy legislation will be implemented, however, we cannot predict the scope and burdens of compliance related thereto.

From time to time we may be party to legal proceedings, lawsuits and other claims which could result in imposition of damages against us and could harm our business and financial condition.

     We are from time to time party to legal proceedings, lawsuits and other claims incident to our business activities. Such matters include, among other things, assertions of contract breach, claims for indemnity arising in the course of our business and claims by persons whose employment with us has been terminated in connection with facilities consolidations, headcount rationalizations, outsourcing of certain operational functions, including in some cases to offshore vendors, and other measures that we have undertaken and expect to continue to undertake in the ordinary course of our business. Such matters are subject to many uncertainties and we cannot predict the outcomes and financial impacts of them with assurance. There can be no assurances that actions that have been or may be brought against us in the future will be resolved in our favor. Any losses resulting from these claims could adversely affect our consolidated financial position, results of operations and cash flows.

Acquisitions may limit our ability to manage and maintain our business, may result in adverse accounting treatment and may be difficult to integrate into our business.

We have recently acquired international contracts and related infrastructure, including client service centers in England and Brazil and operating presences in the Netherlands, Hong Kong and Singapore. We expect to pursue additional acquisitions under appropriate circumstances. We cannot provide any assurance that we will be able to complete any additional acquisitions, or that any acquisitions we may complete will enhance our business. The recently completed transaction and any acquisition we complete in the future could subject us to a number of risks, including:

•	diversion of our management’s attention;

•	inability to integrate the acquired business and its employees into our organization effectively, and to retain key personnel of the acquired business;

•	inability to provide the required types and levels of service to the acquired business’ customers;

•	inability to retain the acquired business’ customers;

•	additional costs incurred in connection with headcount rationalizations; and

•	exposure to legal claims for activities of the acquired business prior to acquisition.

Client satisfaction or performance problems with an acquired business also could affect our reputation as a whole. In addition, any acquired business could significantly under perform relative to our expectations.

We must protect our intellectual property and avoid infringing upon the intellectual property rights of others.

We may not be able to detect or deter unauthorized use of our intellectual property. If third parties infringe upon or misappropriate our trade secrets, copyrights, trademarks, service marks, trade names or proprietary information or any patent rights we may establish, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe upon the intellectual property rights of others, other parties may assert that we have violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. As our business expands into additional foreign countries, risks associated with protecting our intellectual property will increase.

The 2.5% Convertible Senior Notes we issued in September 2003 and October 2003 present liquidity, dilution and volatility risks.

     Interest payments on the Notes require cash and will reduce earnings; repayment at maturity would be a significant cash outlay. We have $110 million in principal amount of our 2.5% Convertible Senior Notes (the “Notes”) outstanding. We must pay cash interest on the outstanding principal amount of the Notes on April 1 and October 1 of each year. Until repurchase or conversion reduces the outstanding principal amount, interest payments will be $2,750,000 per year, thereby reducing our cash accordingly, and which, together with amortization of the related Notes discount, will reduce our pre-tax earnings commensurately.

     Holders of the Notes may require us to repurchase them on October 1, 2008, or (subject to certain conditions and limitations) upon a change in control. All Notes that have not been repurchased or converted must be repaid with any accrued unpaid interest on October 1, 2010, subject to acceleration under certain circumstances including events of default and insolvency, as described in the indenture under which the Notes have been issued. No sinking fund is provided for the Notes. The decision of a holder of Notes to convert the Notes or hold them to maturity for repayment depends upon the trading price of our common stock. If the trading price of our common stock does not rise above the effective conversion price of the Notes, conversion of the Notes is unlikely and we would be required to repay the principal amount in cash.

     Paying interest on the Notes, repaying the Notes at maturity (if necessary), paying other debt we may incur in the future, and continuing to finance growth of our business will require increased cash flow or access to other sources of capital. Our ability to generate sufficient cash flow to meet these needs depends upon many factors, including our ability to grow our business and operate profitably, as well as economic, financial, competitive, legislative, and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and we may not have future access to capital sufficient for us to pay our debt, including the Notes, or to fund other liquidity needs.

     Conversion of the Notes will dilute the ownership interest of existing stockholders. Subject to certain conditions, the holders of the Notes can convert them into shares of our common stock at a rate of 85.0340 shares per $1,000 principal amount of Notes (subject to anti-dilution adjustments under various circumstances). Conversion of all of the Notes at the current conversion rate will result in issuance of approximately 9,354,000 shares of our common stock, diluting the ownership interests of existing stockholders. We are required to register the resale of the Notes and the shares issuable upon conversion until they can be resold freely without registration, so any shares of common stock obtained upon conversion can be expected to be sold into the public markets. Such sales could adversely affect prevailing market prices of our common stock.

     Upon the date the holders of the Notes have the right to convert the Notes into shares of common stock, the impact of the right to convert the Notes will act to reduce net income per share on a diluted basis. Until such time that one of the conversion criteria has been met, the impact of the conversion of the Notes will be excluded from the computation of net income per share. Once one of the criteria has been met, the impact of the conversion of the Notes will be included in the computation of net income per share on a diluted basis and will act to reduce net income per share on a diluted basis. Based upon the current conversion price, the Notes will be convertible into 9,354,000 shares of our common stock.

     Hedging and other transactions may affect the value of our common stock and the Notes. Purchasers of the Notes may implement hedging strategies including short selling of our common stock, and these hedging strategies can include modifying hedge positions from time to time by purchasing and selling shares of our common stock. These strategies may increase the volatility and reduce the market price of our common stock.

     We are not restricted from incurring additional debt. The Notes are our senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. The indenture under which the Notes have been issued does not restrict the incurrence of additional debt, and the notes are effectively subordinated to any secured indebtedness to the extent of the value of that security, and to any liabilities of our subsidiaries to the extent of their assets.

Our executive officers, directors and their affiliates control the company.

     Our executive officers, directors and their respective affiliates have the right to vote a majority of our outstanding common stock as of September 30, 2003. As a result, these stockholders, acting together, have the ability to control matters requiring stockholder approval, including the election of directors and mergers, consolidations and sales of all or substantially all of our assets. These stockholders may have interests that differ from other investors and they may approve actions that other investors vote against or reject actions that other investors have voted to approve. In addition, this concentration of ownership may also have the effect of preventing, discouraging or deferring a change in control of us, which, in turn, could depress the market price of our common stock.

Our stock price is likely to be highly volatile.

     The price at which our common stock trades has fluctuated significantly and is likely to continue to be highly volatile. From our IPO in June 2000 through September 30, 2003, the sales price of our stock, as reported on The Nasdaq National Market, has ranged from a low of $1.97 to a high of $19.85. We are a relatively new company without a long history of profitability, and we utilize the Internet and a technology infrastructure to deliver our services. The share prices for other companies with similar characteristics have at times increased to levels that bore no relationship to their operating performance, and at other times have declined dramatically, even without apparent changes in their business.

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

Future sales of our common stock or equity-related securities in the public market or the issuance of securities senior to our common stock could cause the price of our common stock to decline.

     The majority of our outstanding shares are in the hands of their original purchasers and can be sold publicly pursuant to Rule 144 or other exemptions from registration. These investors may seek to sell their shares, and sales of large numbers of shares in the same time period could cause the market price of our common stock to decline significantly. In addition, as of September 30, 2003, approximately 29.7 million shares of our common stock are reserved for issuance to our employees, directors and officers pursuant to our stock incentive plans. Upon issuance, these shares may be sold publicly without registration and may also have an adverse effect on the market price of our common stock. Holders of our recently issued convertible notes may elect to convert these notes into shares of common stock under certain circumstances and resell such shares in the public market. Such sales may have an adverse effect on the market price of our common stock.

     Our board of directors has the authority to issue, without the vote or action of stockholders, shares of preferred stock and other equity-related securities with priorities, rights and preferences superior to those of our common stock, including but not limited to dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, and liquidation preferences. No prediction can be made as to the effect, if any, that future sales of shares of common stock, preferred stock or other equity-related securities or the availability of such securities for future sale, will have on the trading price of our common stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	93.1	90.2	96.7	89.8

Gross profit	6.9	9.8	3.3	10.2
Selling, General and Administrative Expense	8.7	6.6	8.0	7.1

Income (loss) from operations	(1.8)	3.2	(4.7)	3.1
Investment and Interest Income, net	0.6	0.1	0.6	0.4

Income (loss) before provision for income taxes	(1.2)	3.3	(4.1)	3.5
Provision for Income Taxes	—	—	—	—

Net income (loss)	(1.2)%	3.3%	(4.1)%	3.5%

     We have adopted EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” for transactions entered into after June 30, 2003. The impact for adopting EITF Issue 00-21 was not material to our financial statements.

Three Months Ended September 30, 2003 and 2002

     Revenue. Revenue for the three months ended September 30, 2003 and 2002, was $131.0 million and $102.9 million, respectively. The portion of the revenue derived from our business process management clients was approximately 99% and 97% in the 2003 and 2002 periods, respectively. The balance of our revenue for each period primarily consisted of consulting revenue generated from various non-business process management clients. For the three months ended September 30, 2003, three business process management clients accounted for 47%, 15% and 14%, respectively, of revenue as compared to three business process management clients accounting for 43%, 25% and 16%, respectively, of revenue for the three months ended September 30, 2002. No other client accounted for more than 10% of revenue in the 2003 and 2002 periods. Furthermore, for the three months ended September 30, 2003 and 2002, 29% and 23%, respectively, of our business process management revenue was generated from the provision of services with more highly variable volumes, such as staffing and learning, which depend upon client discretionary spending. Client usage of our staffing and learning services varies, and can decrease. Recent increases in our staffing services are associated with positions that are sensitive to economic conditions and may be less in demand if interest rates increase or other economic conditions change. As described above, revenue from the highly variable volume services is recognized as the services are performed and is excluded from our contract estimates. The increase in the percentage of revenue generated from the provision of these highly variable volume services primarily resulted from increased usage of these services under our client contracts executed prior to 2003 and was not materially impacted by the transition of service responsibility to us under the business process management contracts executed in 2003 or the June 2003 acquisition of certain business process management contracts.

     The $28.1 million revenue increase in the 2003 period as compared to the 2002 period resulted from a $14.8 million net increase in combined revenue from our business process management contracts with Bank of America Corporation, BP p.l.c., International Paper Company, Pactiv Corporation, Prudential Financial and Unysis Corporation which were the only business process management contracts common to both periods (“Common Contracts Base”); $8.0 million from business process management contracts signed with new clients during 2003; and, $7.9 million from six business process management contracts acquired in June 2003. Offsetting the increases to our revenue was a $0.7 million revenue reduction as a result of the completion of one of our business process management contracts during the fourth quarter of 2002 and a $1.9 million reduction in our consulting revenue. The net increase in revenue from the Common Contracts Base consisted of a $13.0 million increase in the provision of services with highly variable volumes together with a $5.6 million increase in project revenue partially offset by a $3.8 million decrease driven by negotiated cost reductions for certain services provided by third-party vendors. As third-party vendor costs decrease, our life-of-contract revenue decreases to the extent these costs were recoverable from the client. However, our life-of-contract margins tend to improve as a result of the reduced costs and revenue over the remaining term of the contract and the margins are further enhanced to the extent we share in the savings from these cost reductions achieved in the provision of these services to our clients. Included in the Common Contracts Base revenue, and operating income, for the three months ended September 30, 2003 and 2002, was $7.0 million and $4.8 million, respectively, reflecting the cumulative impact of the change in estimates in each period arising from our updated life-of-contract estimates. These cumulative adjustments include application of our current contract estimates to inception-to-date contract costs incurred as of the beginning of the period for each contract that has reached operational stability to appropriately reflect the inception-to-date contract profits based upon our revised margin estimates and should not be considered indicative of future results. Revenue growth in 2004 and future periods will depend primarily upon our ability to obtain new clients and sell additional services to existing clients.

     Cost of Revenue. Our cost of revenue for the three months ended September 30, 2003 and 2002, was $118.1 million and $95.8 million, respectively. Cost of revenue consists primarily of compensation and benefits paid to our employees who are directly involved in providing our services, computer and communications equipment and services costs, facilities costs, depreciation and amortization of capitalized expenditures incurred in connection with our business process management contracts, and expenses associated with third-party vendors who provide services on our behalf for our clients within the scope of our business process management contracts. Prior to January 1, 2003, depreciation and amortization expense had been set forth as a separate line item in our Condensed Consolidated Statements of Income (Loss). Commencing January 1, 2003, depreciation and amortization expense is included in cost of revenue and selling, general and administrative expense and, accordingly, the financial statements for the three months ended September 30, 2002 have been reclassified to conform with the 2003 presentation. Depreciation and amortization expense included in cost of revenue for the three months ended September 30, 2003 and 2002, was $6.7 million and $3.8 million, respectively. The increase in the cost of revenue for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 principally resulted from the progressive transition of service responsibility to Exult under our various business process management contracts, the June 2003 acquisition of certain business process management contracts and the continuing expansion of our infrastructure and service capacity.

     Our gross profit increased $5.8 million, or 81.7%, to $12.9 million, or 9.8% of revenue, for the three months ended September 30, 2003 from $7.1 million, or 6.9% of revenue, for the three months ended September 30, 2002. The gross profit from our Common Contract Base improved to $19.8 million, or 17.4% of Common Contract Base revenue, in the 2003 period from $10.1 million, or 10.2% of Common Contract Base revenue, in the 2002 period. Offsetting the gross margin improvement from the Common Contract Base was the impact of $2.1 million of start-up costs incurred and charged to expense during the 2003 period from our newly-opened India client service center; a $0.9 million reduction in our gross profit from consulting engagements; a reduction in gross profit of $0.6 million from the completion of a business process management contract in December 2002 and the combination of a net gross loss from the contracts acquired in June 2003 and the business process management contracts signed during 2003; and, a net increase of $0.3 million in our currently unutilized capacity as we expand our Exult Service Delivery Model capabilities. The gross loss from the combination of contracts acquired in June 2003 and the business process management contracts signed during 2003 arises primarily from certain transition costs incurred during the period in connection therewith and we expect all of these contracts to be profitable over the respective life of each contract.

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

     Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2003 and 2002, was $8.6 million, or 6.6% of revenue, and $8.9 million, or 8.7% of revenue, respectively. Selling, general and administrative expense generally consists of compensation for employees engaged in developing product features and service delivery capabilities; marketing, promoting and selling our services; and management and administrative activities. Selling, general and administrative expense also includes third-party consulting and marketing expenditures; facilities and office costs; legal, accounting and recruiting fees and expenses; and certain depreciation and amortization of capitalized expenditures. After reclassifying the 2002 period financial statements to conform with the 2003 presentation as discussed above, included in selling, general and administrative expense for the three months ended September 30, 2003 and 2002, was $0.4 million and $1.0 million, respectively, of depreciation and amortization expense from certain capitalized costs and compensation deferrals. In addition, selling, general and administrative expense may include “business optimization costs” that are incurred during the period. We call these charges business optimization costs because they reflect our pursuit of strategies intended to enhance our efficiency and profitability as our operating scale increases and our business progresses toward operational maturity. For the year ended December 31, 2001, selling, general and administrative expense included business optimization costs totaling $18.5 million; the cash portion of these 2001 charges was expected to total $13.3 million. Through September 30, 2003, we have made cash payments totaling $10.4 million and reduced the initial accrual, and accordingly selling, general and administrative expense, by $0.1 million, $0.5 million and $2.3 million during the three months ended September 30, 2003 and 2002 and the year ended December 31, 2002, respectively, as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in estimates with regard to the remaining arrangements. Exclusive of the impact of reducing the initial accrual for business optimization costs, selling, general and administrative expense for the three months ended September 30, 2003 and 2002 was $8.7 million, or 6.6% of revenue, and $9.4 million, or 9.2% of revenue, respectively. The reduction in selling, general and administrative expense exclusive of the impact of business optimization costs in the 2003 period compared to the 2002 period was primarily the result of $0.7 million of additional compensation paid to a senior executive in the 2002 period.

Future improvement in selling, general and administrative expense as a percentage of revenue depends upon revenue growth and leveraging existing infrastructure over a broader revenue base.

     Investment and Interest Income, net. Investment and interest income, net for the three months ended September 30, 2003 and 2002 consisted of investment and interest income of $0.4 million and $1.0 million, respectively, partially offset by interest expense of $0.3 million and $0.4 million, respectively. Investment and interest income is generated primarily from short-term investing of cash in excess of current requirements. During the three months ended September 30, 2002, we realized $0.1 million in net gains from sales of short-term investments. There was no similar net gain or loss for the three months ended September 30, 2003. Excluding the net gain, investment and interest income in the 2003 period was reduced versus the 2002 period primarily by the lower rates of interest in the market and also by the lower available cash balances in the 2003 period. Interest expense is associated with certain long-term obligations in both periods. In September and October 2003, we issued $110 million principal amount of our 2.50% Convertible Senior Notes due October 1, 2010, and accordingly, subject to reduction as a result of any conversions or redemptions of the notes, our future interests expense will increase by accretion of the related discounts and offering costs plus $2.8 million per year in connection with the coupon payments. The discounts and offering costs totaled approximately $3.4 million and are being accreted over the remaining term of the notes to their stated maturity using the effective interest method.

     Provision for Income Taxes. We incurred losses from our founding in 1998 through September 30, 2002, resulting in federal, state and foreign net operating loss carryforwards. We achieved our first profitable quarters for the fourth quarter of 2002 and the first three quarters of 2003. The net income for these periods resulted in the creation of deferred tax liabilities which will allow us to recognize in the future the benefit of certain deferred tax assets. Accordingly, we reduced our valuation allowance on our deferred net tax assets during the three months ended September 30, 2003, to the extent the newly generated deferred tax liabilities will allow recovery of certain deferred tax assets. Therefore, no net tax provision was recorded for the three months ended September 30, 2003. The remaining federal and state net operating loss carryforwards expire beginning in 2018 and 2005, respectively. The foreign net operating loss may be carried forward indefinitely. A full valuation allowance has been provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets. Upon utilization or expiration of the underlying net operating loss carryforwards, or elimination of the valuation allowance, we will begin to record income tax expense and commensurately lower net income for future periods in which we are profitable.

     Net Income (Loss). The foregoing resulted in net income for the three months ended September 30, 2003, of $4.4 million, or $0.04 per basic and diluted share, and a net loss for the three months ended September 30, 2002, of $1.3 million, or $0.01 per basic and diluted share.

Nine Months Ended September 30, 2003 and 2002

     Revenue. Revenue for the nine months ended September 30, 2003 and 2002, was $367.7 million and $298.7 million, respectively. The portion of our revenue derived from our business process management clients for the 2003 and 2002 periods was 99% and 96%, respectively. The balance of our 2003 and 2002 revenue primarily consisted of consulting revenue generated from various non-business process management clients. For the nine months ended September 30, 2003, three business process management clients accounted for 51%, 17% and 14%, respectively, of revenue as compared to three business process management clients accounting for 45%, 26% and 16%, respectively, of revenue for the nine months ended September 30, 2002. No other client accounted for more than 10% of revenue in the 2003 and 2002 periods. Furthermore, for the nine months ended September 30, 2003 and 2002, 31% and 25%, respectively, of our business process management revenue was generated from the provision of services with more highly variable volumes, such as staffing and learning, which depend upon client discretionary spending. Client usage of our staffing and learning services varies, and can decrease. Recent increases in our staffing services are associated with positions that are sensitive to economic conditions and may be less in demand if interest rates increase or other economic conditions change. As described above, revenue from these services is recognized as the services are performed and is excluded from our contract estimates. The increase in the percentage of revenue generated from the provision of these highly variable volume services primarily resulted from increased usage of these services under our client contracts executed prior to 2003 and was not materially impacted by the transition of service responsibility to us under the business process management contracts executed in 2003 or the June 2003 acquisition of certain business process management contracts.

The $68.9 million revenue increase in the 2003 period as compared to the 2002 period resulted from a $56.5 million net increase in combined revenue from the Common Contracts Base; $10.9 million from business process management contracts signed with new clients during 2003; and, $9.7 million from six business process management contracts acquired in June 2003. Offsetting the increases to our revenue was a $2.1 million revenue reduction as a result of the completion of one of our business process management contracts during the fourth quarter of 2002 and a $6.1 million reduction in our consulting revenue. The net increase in revenue from the Common Contracts Base consisted of a $38.6 million increase in the provision of services with highly variable volumes, an $11.0 million increase in project revenue and a $6.9 million increase driven primarily by the progressive transition of service responsibility to us throughout 2002 under the business management contract executed in early 2002 which was partially offset by negotiated cost reductions for certain services provided by third parties as discussed above. As third-party vendor costs decrease, our life-of-contract revenue decreases to the extent these costs were recoverable from the client. However, our life-of-contract margins tend to improve as a result of the reduced costs and revenue over the remaining term of the contract and the margins are further enhanced to the extent we share in the savings from these cost reductions achieved in the provision of these services to our clients. Included in the Common Contracts Base revenue, and operating income, for the nine months ended September 30, 2003 and 2002, was $19.5 million and $4.8 million, respectively, reflecting the cumulative impact of the change in estimates in each period arising from our updated life-of-contract estimates. These cumulative adjustments include application of our current contract estimates to inception-to-date contract costs incurred as of the beginning of the period for each contract that has reached operational stability to appropriately reflect the inception-to-date contract profits based upon our revised margin estimates and should not be considered indicative of future results. Revenue growth in 2004 and future periods will depend primarily upon our ability to obtain new clients and sell additional services to existing clients.

     Cost of Revenue. Our cost of revenue for the nine months ended September 30, 2003 and 2002, was $330.1 million and $288.9 million, respectively. As previously discussed, commencing January 1, 2003, depreciation and amortization expense is included cost of revenue and selling, general and administrative expense and the 2002 financial statements have been reclassified to conform with the 2003 presentation. Depreciation and amortization included in cost of revenue for the nine months ended September 30, 2003 and 2002, was $15.8 million and $10.1 million, respectively. The increase in the cost of revenue for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 principally resulted from the progressive transition of service responsibility to Exult under our various business process management contracts, the June 2003 acquisition of certain business process management contracts and the continuing expansion of our infrastructure and service capacity.

     Our gross profit increased $27.7 million, or 282.0%, to $37.5 million, or 10.2% of revenue, for the nine months ended September 30, 2003 from $9.8 million, or 3.3% of revenue, for the nine months ended September 30, 2002. The gross profit from our Common Contract Base improved to $54.9 million, or 16.1% of Common Contract Base revenue, in the 2003 period from $19.9 million, or 7.0% of Common Contract Base revenue, in the 2002 period. Offsetting the gross margin improvement from the Common Contract Base was the impact of $3.1 million of start-up costs incurred and charged to expense during the 2003 period from our newly-opened India client service center; a $2.5 million reduction in our gross profit from consulting engagements; a reduction in gross profit of $1.2 million from the completion of a business process management contract in December 2002 and the combination of a net gross loss from the contracts acquired in June 2003 and the business process management contracts signed during 2003; and, a net increase of $0.5 million in our currently unutilized capacity as we expand our Exult Service Delivery Model capabilities. The gross loss from the combination of contracts acquired in June 2003 and the business process management contracts signed during 2003 arises primarily from certain transition costs incurred during the period in connection therewith and we expect all of these contracts to be profitable over the respective life of each contract.

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

     Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2003 and 2002, was $26.1 million, or 7.1% of revenue, and $24.0 million, or 8.0% of revenue, respectively. After reclassifying the 2002 financial statements to conform with the 2003 presentation as discussed above, included in selling, general and administrative expense for the nine months ended September 30, 2003 and 2002, was $1.8 million and $3.0 million, respectively, of depreciation and amortization expense from certain capitalized costs and compensation deferrals. In addition, during the nine months ended September 30, 2003 and 2002, we reduced the initial accrual with respect to the 2001 business optimization costs (see above discussion for the three-month period), and accordingly selling, general and administrative expense, by $0.1 million and $1.9 million, respectively, as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in estimates with regard to the remaining arrangements. Exclusive of the impact of reducing the initial accrual for business optimization costs, selling, general and administrative expense for the nine months ended September 30, 2003 and 2002, was $26.2 million, or 7.1% of revenue, and $25.9 million, or 8.7% of revenue, respectively. Future improvement in selling, general and administrative expense as a percentage of revenue depends upon revenue growth and leveraging existing infrastructure over a broader revenue base.

     Investment and Interest Income, net. Investment and interest income, net for the nine months ended September 30, 2003 and 2002 consisted of investment and interest income of $2.4 million and $2.6 million, respectively, partially offset by interest expense of $0.9 million and $0.8 million, respectively. During the nine months ended September 30, 2003 and 2002, we realized $0.6 million and $0.1 million in net gains from sales of short-term investments. Excluding these gains, investment and interest income in the 2003 period was reduced versus the 2002 period primarily by the lower rates of interest in the market and also by the lower available cash balances in the 2003 period. Interest expense is associated with certain long-term obligations in both periods. In September and October 2003, we issued $110 million principal amount of our 2.50% Convertible Senior Notes due October 1, 2010, and accordingly, subject to reduction as a result of any conversions or redemptions of the notes, our future interest expense will increase by accretion of the related discounts and offering costs plus $2.8 million per year in connection with the coupon payments. The discounts and offering costs totaled approximately $3.4 million and are being accreted over the remaining term of the notes to their stated maturity using the effective interest method.

     Provision for Income Taxes. We incurred losses from our founding in 1998 through September 30, 2002, resulting in federal, state and foreign net operating loss carryforwards. We achieved our first profitable quarters for the fourth quarter of 2002 and the first three quarters of 2003. The net income for these periods resulted in the creation of deferred tax liabilities which will allow us to recognize in the future the benefit of certain deferred tax assets. Accordingly, we reduced our valuation allowance on our deferred net tax assets during the nine months ended September 30, 2003, to the extent the newly generated deferred tax liabilities will allow recovery of certain deferred tax assets. Therefore, no net tax provision was recorded for the nine months ended September 30, 2003. The remaining federal and state net operating loss carryforwards expire beginning in 2018 and 2005, respectively. The foreign net operating loss may be carried forward indefinitely. A full valuation allowance has been provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets. Upon utilization or expiration of the underlying net operating loss carryforwards, or elimination of the valuation allowance, we will begin to record income tax expense and commensurately lower net income for future periods in which we are profitable.

     Net Income (Loss). The foregoing resulted in net income for the nine months ended September 30, 2003, of $12.9 million, or $0.12 and $0.11 per basic and diluted share, respectively, and a net loss for the nine months ended September 30, 2002, of $12.4 million, or $0.12 per basic and diluted share.

Liquidity and Capital Resources

     Since our inception in October 1998 through September 30, 2003, we have financed our operations primarily with equity contributions, including net cash received from private placement sales of our capital stock totaling $169.5 million, the net proceeds from our September 2000 initial public offering and the August 2001 follow-on public offering totaling $157.0 million, and, to a lesser extent, by cash generated from our business and the exercise of stock options and warrants. In addition, we also raised net proceeds of $96.9 million from the sale of our convertible senior notes during September 2003 (with an additional $9.7 million received in October 2003 upon exercise of the initial purchasers’ option).

     During the nine months ended September 30, 2002, we began generating revenue from our sixth and seventh process management clients, International Paper and Prudential Financial, respectively. We also opened our fourth primary client service center in January 2002. By December 31, 2002, all of our then existing process management contracts had reached operational stability and we had substantially completed transition activities with respect thereto. During the nine months ended September 30, 2003, we began generating revenue from three new process management clients, BMO Financial Group, Universal Music Group and Vivendi Universal Entertainment, none of which has reached operational stability as of September 30, 2003, and we began operating client service centers in Canada and India. In addition during June 2003, we acquired six business process management contracts along with two additional client service centers (in Brazil and the United Kingdom) and operating presences in continental Europe, Hong Kong and Singapore. During the nine-month periods ended September 30, 2002 and 2003, we expended operating cash in support of revenue generated by our process management contracts and to fund the transition and transformation costs associated with our new process management contracts. We also used cash during both periods to pursue additional business opportunities and the development of our corporate infrastructure.

     Net cash provided by operating activities for the nine months ended September 30, 2003, was $28.5 million as compared to net cash used in operating activities of $12.6 million for the nine months ended September 30, 2002. The improvement in net cash provided by operating activities in the 2003 period as compared to the 2002 period principally results from the attainment of operational stability for all of our then existing contracts by the end of 2002 in conjunction with improved efficiency in, and leverage of, our service delivery model resulting in net income of $12.9 million in the 2003 period as compared to a net loss of $12.4 million in the 2002 period. In addition, the increase in cash provided by operating activities in the 2003 period as compared to the 2002 period was also due to increased depreciation and amortization, as well as net realized gains on sales of short-term investments, net of interest accretion, collectively totaling $6.2 million more in the 2003 period than the 2002 period, and increases in accounts payable and accrued liabilities and other of $29.9 million in the 2003 period as compared to a net increase of $1.7 million in the 2002 period. Partially offsetting these increases in cash provided by operations were increases in accounts receivable, net and prepaid expenses and other current assets of $36.3 million and $17.8 million for the nine months ended September 30, 2003 and 2002, respectively. Included in the 2003 increase in accrued liabilities and other was a short-term benefit in the timing of certain contract related payments in the 2003 period.

     Net cash used in investing activities for the nine months ended September 30, 2003 and 2002 was $18.7 million and $86.6 million, respectively. The decrease in cash used in investing activities in the 2003 period as compared to the 2002 period arises primarily from the impact of investments of our available cash. Prior to December 2001, we invested substantially all of our available cash in highly liquid temporary cash investments with initial maturities of 90 days or less which we classify as cash equivalents. Commencing in December 2001, in order to enhance our investment yield, we began to invest a portion of our available cash in financial instruments with maturity dates in excess of 90 days which we classify as short-term investments. These financial instruments consist primarily of U.S. government debt securities and high-grade investment quality debt securities with maturities of less than three years. Accordingly, the transactions in such securities are included in investing activities and represent net cash provided by investing activities of $38.5 million for the nine months ended September 30, 2003, and net cash used in investing activities of $52.3 million for the nine months ended September 30, 2002. Excluding the impact of the temporary investment of our available cash balances, cash used in investing activities was $57.2 million for the 2003 period and $34.3 million for the 2002 period. Cash was used primarily to construct and expand our client service centers and our internal systems, to make payments with respect to new client contracts or expansion of existing contracts, and to fund client set up costs in both the 2002 and 2003 periods. In addition during the 2003 period as discussed above, we expended $16.6 million (net of cash acquired of $2.7 million) to purchase six business process management contracts and the related business operations.

     We generated $96.9 million and $2.3 million in cash, net from financing activities during the nine months ended September 30, 2003 and 2002, respectively. During the 2003 period, we generated $96.9 million from the sale of our convertible senior notes and there was no similar transaction in the 2002 period. We also generated cash of $2.6 million and $2.8 million for the nine months ended September 30, 2003 and 2002, respectively, from the exercise of stock options and purchases under our employee stock purchase plan. Partially offsetting the cash generated by these activities were payments we made of $2.6 million and $0.5 million with respect to our long-term obligations during the nine months ended September 30, 2003 and 2002, respectively.

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

     As of September 30, 2003, we had cash and short-term investments of $195.8 million. We believe that our cash on hand will be sufficient to satisfy our working capital requirements for at least the next 12 months. If we experience rapid growth or unanticipated expenses, we may need to raise additional funds through public or private debt or equity financings in order to maintain adequate cash balances to satisfy the expectations of prospective clients; finance acquisitions, expansion of our service capabilities, new client contracts with capital investment requirements, and other strategic opportunities; and address operating issues. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all, and if we need additional funds but cannot obtain them, our ability to fund our operations or strategic initiatives may be impaired.

Contractual Obligations and Commercial Commitments

     We have the following contractual obligations and commercial commitments for the periods indicated (in thousands):

	October 1, 2003	January 1, 2006
	Through	Through
	December 31, 2005	December 31, 2007	Thereafter	Total

Long-Term Obligations	$14,146	$242	$96,875	$111,263
Operating Leases	14,425	9,133	11,070	34,628
Unconditional Purchase Obligations	1,254	11,000	—	12,254

	$29,825	$20,375	$107,945	$158,145

Certain of the agreements provide us with the ability to cancel the respective agreement for convenience upon the payment of a fee.

Recent Accounting Pronouncements

     EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are closely interrelated or there is not sufficient evidence of relative fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. We adopted EITF Issue 00-21 for transactions entered into after June 30, 2003. The impact of adopting EITF Issue 00-21 was not material to our financial statements. We anticipate that, for the foreseeable future, services and deliverables to be provided under new business process management contracts will generally be similar in nature to services and deliverables provided in connection with our existing contracts. Our market and service offering is relatively new. Competitors are just beginning to enter the market and certain of our services have not been sold on a stand alone basis either by us or our competitors. Therefore, we believe that, both at present and for the foreseeable future, there is not, and will not be, sufficient evidence of fair value for certain elements of our contracts. Accordingly, as long as there continues to be a lack of fair value for certain elements of our contracts and some portion of these elements remain undelivered until the completion of a contract, we anticipate accounting for each future multiple-element contract that shares these characteristics as a single unit and in the same manner as we account for our existing multiple-element contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity

     At September 30, 2003, our investment portfolio consisted primarily of fixed income securities totaling $42.5 million. The carrying amount of these securities approximates fair market value. These securities are subject to interest rate risk and will decline in value if market rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of September 30, 2003, the decline in the fair value of the portfolio would not be material to our financial position.

ITEM 4. CONTROLS AND PROCEDURES.

     Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they are unaware of any reason to believe that the Company’s disclosure controls and procedures are not effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Commission, except that it was determined that additional measures should be implemented to ensure that information about the Company's performance against client service delivery requirements is communicated promptly to the Company's Disclosure Committee.

     Changes in internal controls. There was no significant change in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

     The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters include, among other things, assertions of contract breach, claims for indemnity arising in the course of the Company’s business and claims by persons whose employment with the Company has been terminated in connection with facilities consolidations, headcount rationalizations, outsourcing of certain operational functions, including in some cases to offshore vendors, and other measures that the Company has undertaken and expects to continue to undertake in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of September 30, 2003. However, based on its knowledge at the time of this report management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c)  On September 30, 2003, the Company sold $100.0 million principal amount of its newly issued 2.50% Convertible Senior Notes (“Notes”) due October 1, 2010 to Goldman, Sachs & Co., Morgan Stanley and Banc of America Securities LLC, for resale to qualified institutional buyers in reliance on Rule 144A under the United States Securities Act of 1933. On October 9, 2003, the Company sold an additional $10.0 million principal amount of Notes pursuant to an option held by the initial purchasers. The initial purchasers purchased the Notes from the Company at 97% of the principal amount thereof. Interest is payable in cash on each April 1 and October 1 commencing April 1, 2004. The Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s existing and future senior unsecured indebtedness. The indenture under which the Notes have been issued does not restrict the incurrence of debt by the Company, and the notes are effectively subordinated to any secured indebtedness to the extent of the value of that security, and to any liabilities of the Company’s subsidiaries to the extent of their assets.

     All Notes that have not been repurchased or converted must be repaid with any accrued unpaid interest on October 1, 2010, subject to acceleration under certain circumstances including events of default and insolvency, as described in the indenture. No sinking fund is provided for the Notes. Commencing October 5, 2008, the Company has the option at any time to redeem all, or a portion, of the Notes for cash at 100% of the principal amount of the Notes plus accrued unpaid interest. On October 1, 2008, each holder of the Notes has the one-time right to require the Company to purchase all or a portion of such holder’s Notes for cash at a purchase price of 100% of the principal amount plus accrued unpaid interest. Furthermore, upon a change in control (as defined in the indenture governing the Notes), each holder has the right, subject to certain conditions and restrictions, to require the Company to repurchase all or a portion of such holder’s Notes at a purchase price of 100% of the principal amount plus accrued unpaid interest; the repurchase price is payable in cash, or at the Company’s option and subject to certain limitations, in shares of the Company’s common stock valued at 95% of the average closing sales price for the stock for the five trading days ending on the third trading day before the repurchase date.

     Subject to certain conditions, the holders of the Notes have the right to convert their Notes, in whole or part, into shares of the Company’s common stock at an initial rate of 85.0340 shares of common stock per $1,000 principal amount of Notes (which is equivalent to a conversion price of approximately $11.76 per share) (“Conversion Price”). The Conversion Price is subject to adjustment under various circumstances including dividends, various kinds of distributions, stock splits and combinations, and repurchase by the Company of its common stock pursuant to a tender or exchange offer at a premium to market price. The conditions triggering the conversion right are: (i) if on or before March 31, 2008, the closing sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of any fiscal quarter is more than 110% of the then current Conversion Price, the Notes may be converted during the following fiscal quarter; (ii) if, on any date after March 31, 2008, the closing sale price of the Company’s common stock is more than 110% of the then current Conversion Price, then the Notes may be converted at all times thereafter; (iii) if the Company elects to call some portion or all of the Notes after October 5, 2008, then the portion being called for redemption may be converted; (iv) if the Company distributes to all or substantially all holders of its common stock any rights to purchase common stock at less than the closing sales price of the common stock on the day preceding the declaration for the distribution, and holders may not participate in the distribution without converting, then holders may convert their Notes at any time until the day before the ex-dividend date; (v) if the Company distributes to all or substantially all holders of its common stock cash and/or assets with a value per share exceeding 5% of the closing price of the Company’s common stock on the day preceding the declaration of the distribution, then holders may convert their Notes at any time until the day before the ex-dividend date; (vi) if the Company becomes party to a consolidation, merger or sale of all or substantially all of its assets, subject to certain exceptions, then holders may convert their Notes at any time from 15 days before the anticipated effective date until 15 days after the actual date of the transaction; and (vii) if the average trading price for the Notes for any five consecutive-trading-day period was less than 95% of the average conversion value for the Notes during that period, then holders may convert their Notes for the following five business days, provided that if on the conversion date, the closing price of the Company’s common stock is greater than the then current Conversion Price and less than or equal to 110% of the then current Conversion Price, then a holder surrendering for conversion Notes that are not otherwise convertible, will receive, (a) at the Company’s option for a conversion date on or before October 4, 2008, cash or common stock with a value equal to the principal amount of such holder’s Notes, or (b) for a conversion date on or after October 5, 2008, cash equal to the principal amount of such holder’s Notes.

     The Company has agreed pursuant to a registration rights agreement between the Company and the initial purchasers of the Notes to register pursuant to a shelf registration statement filed with the U.S. Securities and Exchange Commission the resale of the Notes and the sale of the shares of common stock issuable upon conversion of the Notes. Failure to file the shelf registration by December 29, 2003, or have the registration statement declared effective by March 29, 2004, will constitute a “registration default” obligating the Company to pay liquidated damages until the registration statement is filed or declared effective, as the case may be. Liquidated damages are in the form of a payment (in addition to any interest that may be payable) on the principal amount or value of the securities entitled to registration, at a rate per annum equal to 0.25% to and including the 90th day following such Registration Default, and 0.50% from and after the 91st day following such Registration Default. Failure to keep the registration statement available for use by holders of the registrable securities until October 2005 (or earlier if all the registered securities have been sold), subject to limited suspensions, for more than 30 days, whether or not consecutive, in any 90-day period, or for more than 90 days, whether or not consecutive, during any 12-month period will constitute an “effective failure” obligating the Company to pay liquidated damages until the holders are again able to sell under the registration statement. Liquidated damages are in the form of a payment (in addition to any interest that may be payable) on the principal amount or value of the securities entitled to registration, at a rate per annum equal to 0.50% from the 31st day of the applicable 90-day period or the 91st day of the applicable 12-month period, as the case may be.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

The following Exhibits are incorporated herein by reference.

Exhibit
Number	Description

3.1*	Fourth Amended and Restated Certificate of Incorporation of Exult, Inc.

3.2*	Amended and Restated Bylaws of Exult, Inc.

4.4	Indenture, dated as of September 30, 2003, by and between Exult, Inc. and Bank One Trust Company, N.A., as Trustee (including Form of 2.50% Convertible Senior Notes due October 1, 2010).

4.5	Registration Rights Agreement, dated as of September 30, 2003, between Exult, Inc. and Goldman, Sachs & Co., Banc of America Securities LLC, and Morgan Stanley & Co. Incorporated, as Initial Purchasers.

10.28.1†	Amendment No. 2 to Services Agreement between Exult and Prudential dated as of January 11, 2002.

10.28.2†	Amendment No. 4 to Services Agreement between Exult and Prudential dated as of January 11, 2002.

10.31.6	Amendment No. 1 to Employment Agreement dated as of September 8, 2003, by and between John A. Adams and Exult, Inc.

10.34	Purchase Agreement dated September 24, 2003, between Exult, Inc. and Goldman, Sachs & Co., Banc of America Securities LLC, and Morgan Stanley & Co. Incorporated, as Initial Purchasers, related to issuance of Exult Inc.’s 2.5% Convertible Senior Notes due October 1, 2010.

31.1	Written statement of the Chief Executive Officer of Exult, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Written statement of the Chief Financial Officer of Exult, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32	Written statement of the Chief Executive Officer and Chief Financial Officer of Exult, Inc. pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Company’s Registration Statement on Form S-1(Registration No. 333-31754) and incorporated herein by reference.

†	Confidential treatment is being sought with respect to certain portions of this exhibit. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated July 24, 2003, furnishing a copy of the Registrant’s press release announcing its earnings for the quarter ended June 30, 2003.

An amendment on Form 8-K/A filed on August 25, 2003, amending the Registrant’s Current Report on Form 8-K dated June 9, 2003, indicating that no financial information is required to be furnished in connection with Registrant’s purchase of certain assets from PricewaterhouseCoopers LLP and various affiliated PricewaterhouseCoopers entities.

Current Report on Form 8-K dated September 25, 2003, furnishing copies of the Registrant’s press release dated September 23, 2003, announcing its intention to commence a private placement of $100 million principal amount of convertible senior notes and the Registrant’s press release dated September 24, 2003, announcing the pricing terms of the private placement.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, the undersigned has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November, 2003.

EXULT, INC.

By:	/s/	JAMES C. MADDEN, V

James C. Madden, V
Chief Executive Officer and
Chairman of the Board
(principal executive officer)

By:	/s/	JOHN A. ADAMS

John A. Adams
Executive Vice President and
Chief Financial Officer
(principal financial officer)

By:	/s/	ROBERT G. McGRAW

Robert G. McGraw
Vice President, Finance and
Chief Accounting Officer
(principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1*	Fourth Amended and Restated Certificate of Incorporation of Exult, Inc.

3.2*	Amended and Restated Bylaws of Exult, Inc.

4.4	Indenture, dated as of September 30, 2003, by and between Exult, Inc. and Bank One Trust Company, N.A., as Trustee (including Form of 2.50% Convertible Senior Notes due October 1, 2010).

4.5	Registration Rights Agreement, dated as of September 30, 2003, between Exult, Inc. and Goldman, Sachs & Co., Banc of America Securities LLC, and Morgan Stanley & Co. Incorporated, as Initial Purchasers.

10.28.1†	Amendment No. 2 to Services Agreement between Exult and Prudential dated as of January 11, 2002.

10.28.2†	Amendment No. 4 to Services Agreement between Exult and Prudential dated as of January 11, 2002.

10.31.6	Amendment No. 1 to Employment Agreement dated as of September 8, 2003, by and between John A. Adams and Exult, Inc.

10.34	Purchase Agreement dated September 24, 2003, between Exult, Inc. and Goldman, Sachs & Co., Banc of America Securities LLC, and Morgan Stanley & Co. Incorporated, as Initial Purchasers, related to issuance of Exult Inc.’s 2.5% Convertible Senior Notes due October 1, 2010.

31.1	Written statement of the Chief Executive Officer of Exult, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Written statement of the Chief Financial Officer of Exult, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Written statement of the Chief Executive Officer and Chief Financial Officer of Exult, Inc. pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Company’s Registration Statement on Form S-1(Registration No. 333-31754) and incorporated herein by reference.

†	Confidential treatment is being sought with respect to certain portions of this exhibit. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.