Form 10-K
period 2003-12-31
EXULT INC
filed 2004-03-02
CIK 1108341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $275.1 million (based upon the closing price on The Nasdaq National Market on that date).

The number of shares of Common Stock of the registrant outstanding as of January 31, 2004 was 108,850,185.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2004, which will be filed with the Commission not later than April 29, 2004.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. When used in this report, the words “may,” “will,” “should,” “predict,” “continue,” “plans,” “expects,” “anticipates,” “estimates,” “intends,” “believe,” and “could,” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report concerning, among other things, our anticipated performance, including revenue, margin, cash flow, balance sheet and profit expectations; development and application of our operational capabilities, including infrastructure, service center capabilities and capacity, transition and transformation of client processes to our systems, productivity improvements, and cost savings from strategic initiatives including our India operations; service volumes; duration, size, scope and revenue expectations associated with client contracts; client service results and benefits; business mix; growth in our client base and existing contracts; market opportunities; industry leadership and market share; and our accounting, including its effects and potential changes in accounting.

Actual results might differ materially from the results projected due to a number of risks and uncertainties. We are still developing our service capabilities and must continue to increase our operating scale, transition client processes on schedule and transform those processes to reduce delivery costs while meeting contractual service level commitments. We must meet performance standards and serious failures may result in financial penalties, reduction or early termination of the contract. Financial performance targets might not be achieved due to various risks, including slower-than-expected process transitions or business development, or higher-than-expected costs to meet service commitments or sign new contracts. Our cash consumption may exceed expected levels if profitability does not meet expectations, strategic opportunities require cash investments, or growth exceeds current expectations. Frontlog is estimated based upon various assumptions, is subject to change, and is not necessarily indicative of what new business we may sign. Client contracts may terminate early, and new business is not assured. We face increasing competition in the our business. Income tax assets will begin to reduce net income when our tax loss carryforwards are exhausted or the valuation allowance is reversed. These and other risks and uncertainties are described in this report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings made from time to time with the Securities and Exchange Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We nonetheless reserve the right to make such updates from time to time without the need for specific reference to this report. No such update shall be deemed to indicate that other statements not addressed by such updates remain correct or create an obligation to provide any other updates.

This report contains estimates of market size and growth related to the business process outsourcing market, the Global 500 and other industry data. These estimates have been included in studies published by Dataquest, a division of GartnerGroup and Fortune Magazine. These estimates contain certain assumptions regarding current and future events, trends and activities. Although we believe that these estimates are generally indicative of the matters reflected in those studies, these estimates are inherently imprecise, and we caution you to read these estimates in conjunction with the rest of the disclosure in this report, particularly the “Risk Factors” section.

PART I

Item 1.	BUSINESS.

Overview

Our mission is to be the leading provider of human resources-led business process outsourcing services to Global 500 and other large, complex corporations. We provide comprehensive Human Resources outsourcing solutions and expertise in high volume business processes, including related finance and accounting and procurement offerings. We offer tailored solutions to a diverse client base by leveraging our customizable and scalable Multi-Process OutsourcingSM operational platform, which includes Multi-Client, Multi-Center, Multi-Channel, Multi-Shift and Multi-Shore capabilities. We use Six Sigma standards to design, measure and deliver our processes to provide a high quality service experience to clients. We design our services to help our clients improve productivity, reduce costs, streamline operations, and provide responsive service to clients’ employees throughout the world.

The broad spectrum of process management services we provide is grouped into four major categories:

•	Source & Account: including procurement and finance and accounting services;

•	Pay & Reward: including payroll processing, and benefits and compensation administration;

•	Acquire & Staff: including recruiting and the management of flexible staffing; and

•	Retain & Grow: including learning, training, relocation and expatriate services.

Our client service centers in North Carolina, Tennessee, Texas, Canada, Scotland, England, Brazil and India house the majority of our client service personnel and systems. Our myHRSM applications are designed to enable our clients and their employees to access and manage HR information via the Internet in a self-service environment.

Industry Background

Human Resources Departments in Large Corporations. According to Fortune Magazine, Global 500 corporations employed approximately 46.5 million people in 2002 and the median number of employees for a Global 500 corporation was approximately 61,000, in multiple locations and countries. An employee base of this magnitude presents logistical complexities, and the human resources functions of Global 500 corporations are often complicated by the number of groups serving different business units and the lack of central information repositories and coordinated communications infrastructures. Many other large corporations have similar characteristics. As a result, the HR operational processes of large corporations often are redundant and inefficient. In addition, the large number of third-party vendors typically used by a human resources department to handle discrete functions complicates HR process management. By necessity, HR departments typically devote significant resources to administrative functions at the expense of strategic initiatives. At the same time, corporations that extend cost-cutting to their HR departments often focus more on reducing staff than on re-engineering service delivery.

The Emergence of HR Process Outsourcing. Large corporations have outsourced discrete, non-core functions of their operations, such as payroll, tax filings and benefits administration for many years, however, in the last few years a new market for integrated outsourcing of human resources and related finance & accounting processes has emerged. According to Dataquest, the worldwide business process outsourcing market is projected to grow from approximately $110 billion in 2002 to approximately $173 billion in 2007, and the HR BPO market in which we compete is estimated to grow from approximately $25 billion in 2002 to approximately $38 billion in 2007. Comprehensive HR-led process outsourcing for large corporations requires a well-developed service delivery infrastructure and significant expertise in analyzing, providing and managing HR processes across many divisions and third-party vendors. It also requires policies, procedures, operations and technologies that yield superior performance, measured by productivity, cost, quality and customer satisfaction metrics.

Our Strategy

We rely upon the following strategic elements in the development and management of our business:

•	Target Global 500 and Other Large, Complex Corporations as Clients. Large corporations often have operations spread across multiple business units and locations. We believe the magnitude and complexity of these corporations and their resulting HR needs make them ideal candidates for our comprehensive human resources and finance & accounting services.

•

Establish Long-Term Client Relationships. We pursue contracts generally with terms of 7-10 years. We believe long-term contracts foster mutual commitment and shared goals with our clients, and best enable us to transform client processes to our operating model. The long-term nature of our contracts also gives us greater visibility of future revenue streams and better information to make investment decisions.

•	Provide Broadly Integrated Process Management Services. We have designed a broad HR-led business process outsourcing offering that enables us to offer clients integrated management of many HR and finance & accounting processes, which we believe enhances the efficiency and effectiveness of our clients’ operations. We serve clients on four continents and have the global footprint, infrastructure and expertise to address clients’ business process outsourcing (BPO) needs in an integrated and comprehensive manner.

•	Increase Efficiencies Through Our Multi-Process OutsourcingSM Operational Platform. This platform combines shared service centers, internal process capabilities, and strategic relationships with selected vendors into an integrated service delivery infrastructure that enables us to share resources over a broad client base and deliver efficient, large-scale process management services to multiple clients. Our shared client service centers in North Carolina, Tennessee, Texas, Canada, Scotland, England, Brazil and India are designed to provide multiple services to multiple clients, and utilize automated processes and technology, Six Sigma service quality tools, and our proprietary workflow methodologies to provide efficient client service and achieve economies of scale. We combine our internal process capabilities for certain core functions, including payroll and HR information systems, with our strategic relationships with third-party providers, to make our integrated service offering comprehensive and efficient.

•	Use Our myHRSM Applications to Enhance HR Performance. We use our myHRSM systems and other applications to connect the people, processes, technologies and third-party vendors involved in our clients’ HR organizations and to provide a comprehensive central repository of company and employee data. We help our clients implement database and interconnectivity tools to access, evaluate and use HR information to further their strategic business objectives. Our web-enabled myHRSM applications are designed to enable our clients’ employees to perform both HR and non-HR tasks, access information and productivity tools, and encourage them to become more self-sufficient in handling many day-to-day HR functions, while enhancing communication and efficiency throughout our clients’ organizations.

•	Commit to High Service Quality and Continuous Innovation. First-time quality in all of our service offerings is critical in our competitive market, and we devote substantial effort to meeting clients’ quality expectations and continuing to improve our service delivery capabilities and results. Among other things, we have implemented company-wide Six Sigma quality training and we use Six Sigma techniques widely in our operating environment. We have developed software tools to make our personnel more efficient, such as our new software to enable call center employees to work with multiple data base elements concurrently, as well as various reporting capabilities to enable us to reduce service variability and cycle time and produce useful analytics. We also devote substantial resources to expand and improve the scope of services we offer to clients. Service quality and innovation will continue to be priorities for us as our market expands and we compete for new business and to retain and expand our business with existing clients.

Our Service Offering

Our solution combines a broad process management services offering, shared service center resources and service delivery, and third-party vendor management, and is designed to simplify and standardize our clients’ administrative practices and procedures and deliver improved process management and employee communications at significant cost savings.

Services

The services we deliver include a broad spectrum of process management functions grouped into four major categories, as follows:

Source & Account

Our Source & Account services include finance and accounting services for accounts payable, accounts receivable, procurement, travel and expense administration, general ledger, cash and banking/treasury, as well as fixed asset accounting services. We also provide procurement services, including RFP management, vendor aggregation, purchasing, supplier contract management, and e-procurement capabilities.

Pay & Reward

We manage clients’ payroll, compensation and benefits processes and related production requirements so as to reduce our clients’ investment of internal resources in transaction processing. Our Pay & Reward services in the payroll area include time and attendance reporting, on and off-cycle pay, garnishments, tax calculations and reporting, severance and leave arrangements, and related accounting. Compensation services include administration of salary, bonus and stock option programs, elections, and total rewards statements. Benefits services include support for program design, delivery and administration activities including enrollment, record keeping and reconciliation, benefit accounting, supplier sourcing and management, and claims administration assistance for health and welfare and retirement benefits.

Acquire & Staff

We provide recruiting and flexible staffing services to process and manage clients’ workforce changes and help our clients effectively develop and deploy their human capital. Our recruiting services include needs identification, candidate sourcing, screening, interviewing, assessment, and offer, hire and on-boarding administration. Our flexible staffing services include needs identification, resource selection and placement, time administration, invoicing, and conversion to hire, and reporting and compliance assistance.

Retain & Grow

We provide learning, global mobility, and relocation services to help our clients develop and deploy their human capital effectively. We offer complete learning solutions that include course catalog administration, event scheduling and logistics, sourcing, evaluation and assessment, and accounting. Our expatriate global mobility services include plan assignment, and support for candidate selection, pre-departure preparation, on assignment support, repatriation, and post-repatriation assistance. Our relocation services encompass relocation initiation, policy briefing and administration, expense processing and accounting, inventory management, and related services such as home sales.

Multi-Process OutsourcingSM Operational Platform

We deliver our process management services through our Multi-Process OutsourcingSM platform, which includes: MultiClient, MultiCenter, MultiChannel, MultiShore and MultiShift capabilities. Our infrastructure of client service centers, web-enabled technology systems, functional applications, and third-party service providers. Our model involves leveraging shared resources to provide consistent HR process management while achieving economies of scale, which we believe enables us to deliver exemplary HR services at a reduced cost. The enabling components include:

Client Service Centers

We have eight client service centers in North Carolina, Tennessee, Texas, Canada, Scotland, England, Brazil and India. These centers house the majority of the personnel and systems we use to manage our clients’ transaction, production and service center requirements, including customer service representatives and production operations staff for functions such as payroll processing, benefits administration, training administration, accounts payable management, and information technology support and maintenance. These client service centers also contain systems and technology, such as contact/case management systems, imaging and workflow, and HR application software and databases. Our clients’ employees can communicate with the client service centers online through myHRSM, their own intranet systems, or by phone, fax, or e-mail. These centers are intended to give us efficiencies and economies of scale by leveraging the functionality, staff and technology of centralized processes and services across many business units for multiple clients. They also provide important redundancies for service continuity purposes. Our Multi-Process OutsourcingSM platform is designed to enable us to distribute work across our international network of service centers and among vendors as efficiently as possible based upon the tasks being performed, staff training and expertise, costs, regulatory issues, language, and other factors.

In connection with various client engagements, we acquired the Texas center at the end of 1999, the North Carolina center in 2001, the Tennessee center in 2002, and the Canada center in 2003. Each of these centers had provided some services for the client before we acquired it. We established the Scotland center specifically to accommodate our United Kingdom service center requirements. We established a service center in India to pursue further globalization and to provide additional service capabilities to current and future clients. The India center began providing specific process support to our other service centers in the spring of 2003, and we anticipate expanding the process capabilities of the India service center as appropriate to provide services for existing and future clients. We acquired the service centers in England and Brazil in connection with our acquisition of certain of PricewaterhouseCoopers’ (“PwC”) international BPO operations in June of 2003. We are continuing to invest in the development of these centers into multi-service, multi-client environments that utilize our Exult Service Delivery ModelSM, or ESDMSM, to increase efficiency and productivity. We have developed substantial expertise in converting and consolidating clients’ existing HR facilities to the ESDMSM, and our ability to retain key managers and operate these centers during conversion has contributed to our ability to transition new client processes to our service delivery relatively quickly.

We expect that our existing service center capacity can accommodate significant expansion from “Greenfield” client opportunities, in which we do not acquire significant amounts of client assets or employees. We also envision selectively developing additional centers in the future, as may be appropriate to handle growth or to take advantage of opportunities to contract with clients that have previously consolidated HR services to some degree and seek to transfer their HR facilities and workforce to us in connection with retaining us for HR process management services.

Systems and Production Applications

In order to deliver comprehensive, integrated HR-led process management, we have developed a service infrastructure that relies upon our own intellectual property, licensed components, and third-party vendors.

Performance under our process management contracts requires sophisticated information technology capabilities. All of our clients utilize sophisticated software applications and database tools for their HR and F&A information systems, including programs licensed from PeopleSoft USA, Inc. and SAP AG, as well as certain legacy systems developed by our clients in lieu of or supplementing the features of third-party packages. Some of these systems must be replaced or consolidated and others require substantial integration. In most cases, significant work is required to interface and integrate the client’s systems with our systems as appropriate for our contracted services. We assist in these processes, both directly and through vendors we supervise, so that the combination of our systems and our client’s internal information systems provide us with an adequate platform for integrated process management.

In addition, many of our process management capabilities are based upon third-party software that we have selected for service capability and compatibility with our infrastructure. For example, we use an open web platform for workforce planning, hiring and deployment licensed from Deploy Solutions in our delivery of strategic resourcing management. Our relationship with IQNavigator allows us to manage our clients’ temporary staffing needs in an efficient manner that permits multi-sourcing from various temporary staffing suppliers. Our relationships with Docent and SkillSoft assist us in providing employee learning management systems and e-Learning content to our clients.

In general, we manage essential back-end systems, such as HR application management, in order to provide full service accountability and control. We contract with third parties to perform certain services related to applications management.

Our Multi-Process OutsourcingSM solution provides for the integration of software applications and business processes with a client’s own internal information and communications systems to compile and centralize a wealth of HR information. Our myHRSM applications are designed to provide self-service capability to enable our clients’ managers and employees to access and update data and perform certain administrative functions.

Third-Party Service Providers

Our offering incorporates the services of third-party vendors in two important ways. First, our process management contracts may include certain services previously provided to the client by third-party vendors. At the time we commence services, we generally assume responsibility for the services provided by these vendors. We frequently provide these services by continuing to utilize the third-party vendors then in place and obtaining assignment of their contracts to us. Alternatively, in some instances, we assume responsibility for managing certain third-party vendors rather than assuming responsibility for their services. Depending upon a number of factors, including the type of services involved, terms of the vendors’ contracts, and client preferences, over time we may retain the vendor as a service provider to the client within the scope of our contract, replace the vendor with a new third-party provider, or, in those instances where we are responsible for providing the services, take over provision of the services ourselves.

Second, in addition to the third-party vendors who had preexisting relationships with our clients, we also utilize selected third parties to complement our integrated service offering with specialized services that can be more effectively and efficiently provided by third parties rather than through our internal resources. For example, we currently outsource background checks, outplacement, management of various pension and benefit arrangements and some elements of relocation administration. Over time, we may outsource additional elements of our service offering, or bring some elements “in house,” depending upon the availability of appropriately skilled third parties in various areas, competition, the development of our own capabilities, client demands, acquisition opportunities, capital availability and requirements, and other factors.

We believe our familiarity and experience with HR process management and with the market for third-party HR vendors enables us to evaluate whether the services being provided by a third party meet client needs and represent an appropriate blend of quality and value. In addition, we believe we will be able to provide improved service levels and greater cost savings on behalf of our clients through negotiation and management of third-party vendor contracts. In addition to changing the supply chain for third-party HR vendors in ways that benefit our clients and generate margin for us, our client base and integrated management of supplier relationships can provide to vendors who work with us a beneficial sales channel and opportunities to reduce their sales, invoicing and administrative costs.

Business Process Outsourcing Clients and Contracts

Summary

We have a number of business process outsourcing contracts, the majority of which we entered into directly and the balance of which we acquired from PwC in June 2003. Our contracts with Bank of America Corporation, BMO Financial Group (operating in Canada through its Bank of Montreal subsidiary and in the United States through its Harris Bank subsidiary), BP p.l.c., International Paper Company, and Prudential Financial are large contracts covering broad scopes of services. These contracts provided approximately 92% of our revenue in 2003, and we expect these same clients continue to provide the bulk of our revenue in 2004. Our contracts with Algar, Circuit City Stores, Inc., Equifax, McKesson Corporation, Pactiv Corporation, Safeway U.K., Standard Chartered Bank, Unisys Corporation, Universal Music Group, and Vivendi Universal Entertainment, are smaller in size and scope. We pursue large contracts because they facilitate growth and because our experience, broad service offering and Multi-Process OutsourcingSM operating platform enable us to compete effectively for this business. We also pursue smaller contracts because they are quicker and less expensive to implement, and they allow us to initiate work with marquee clients offering long-term prospects for scope expansion. Smaller contracts also help us maximize the utilization of our resources.

In 2003, we entered into outsourcing agreements with BMO Financial Group, Circuit City Stores, Inc., McKesson Corporation, Universal Music Group, and Vivendi Universal Entertainment. Including these contracts as well as the contracts we acquired from PwC in June 2003, we now support approximately 600,000 client employees through one or more of our services. We process approximately 15 million payroll transactions per year for our clients, with aggregate annual payroll of approximately $21 billion. We recruit approximately 40,000 employees and handle approximately 310,000 learning enrollments per year. We process approximately $35 billion per year in accounts payable transactions for our clients.

The table below shows, for our five largest broad-based contracts, the contract date, the anticipated base term, and the approximate number of employees affected by our services. Not all employees of a client have access to, or benefit from, all services we provide to that client. The number of employees affected by our services may vary from time to time as a result of increases or decreases in the client’s workforce and expansions or contractions in the scope of our services. Changes in the number of employees affected do not necessarily correlate to changes in anticipated revenue or margins attributable to a contract. Our contracts with Bank of America Corporation, BP p.l.c., and International Paper Company each provided more than 10% of our revenue for 2003, and we expect each to provide more than 10% of our revenue for 2004 as well. Our contracts with BMO Financial Group and Prudential Financial could also each provide more than 10% of our 2004 revenue, depending upon service volumes for them and the overall level of 2004 revenue. Revenue from each client is variable and client contracts are terminable under various circumstances, so we cannot predict with certainty the level of revenue from any particular client.

Client	Contract Date	Anticipated Term in Years	Approximate Affected Employees
Bank of America Corporation	Nov. 2000	10	143,000
BMO Financial Group	Apr. 2003	10	34,000
BP p.l.c	Dec. 1999	7	56,000
International Paper Company	Oct. 2001	10	70,000
Prudential Financial	Jan. 2002	10	47,000

Contract Terms

Our larger business process management contracts generally have certain common features, as described below.

Responsibilities and Performance Commitments

Most of the contracts cover multiple processes — some more than others. For each in-scope HR process, we specifically agree upon the responsibilities that we perform and the related responsibilities retained by the client. In general, we are responsible for systems design and implementation, routine employee communications, data gathering, processing and retrieval, management reporting, vendor management, and overall administration of related functions. The client generally remains responsible for its particular employment practices, business rules, pay and benefits plans, strategic planning, policy decisions, employee relations, legal compliance, and professional resources.

We are generally entitled to determine our methods of service delivery and to use the tools, vendors and subcontractors that we develop and select. We remain ultimately responsible for performance, even when vendors assist us. The contracts set forth performance standards applicable to key elements of our services, and if our performance falls below the applicable standards, the client may be entitled to service credits or payments from us, or to terminate the services at issue, or the agreement, for serious repeated failures.

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

For direct managed services, our price to our client generally includes contractually obligated discounts from the cost that the client incurred to provide those services internally. Our discounts have varied among clients to some extent due to variations in the level of optimization the client had achieved before outsourcing, the overall volume of work, the extent of up-front and ongoing investments we assume in our pricing, and factors relating to the systems supported, jurisdictions involved, tax effects, service complexity, service locations, and other factors. For indirect or third-party services, we have also agreed to pricing mechanisms that are intended to provide savings to our clients, with the form of such savings resulting from either (i) “gain sharing” arrangements, pursuant to which we attempt to (but are not obligated to) reduce the cost to the client of outside vendors and share with the client any savings we achieve, or (ii) reduced costs realized from our “insourcing” third-party work when we replace vendors with our resources. In the future, we may utilize additional pricing mechanisms. For example, we anticipate increased use of unit-based pricing, which maximizes clients’ flexibility, and we may offer guaranteed savings to clients on our assumption or management of third-party vendor arrangements.

We also provide some services, including project work, on a transaction basis, or case-by-case at negotiated time and materials rates.

Termination

Most of the contracts may be terminated by the client for “convenience” after a certain point in the contract term. This point varies from client to client, generally ranging from one to five years from contract signing. In case of termination for convenience, the client is generally required to provide six to 12 months notice and compensate us for certain costs of winding down the contract. An early termination payment to us may also be required. The amount of the early termination payment generally declines over time, and in some cases diminishes to zero before the end of the anticipated contract term. Payments are designed to help defray the unrecovered expenses we incur in implementing the contract, including diligence, transition, set-up and installation costs, and may provide some compensation to us, but they are not adequate to compensate for the overall adverse impact to us, including the revenue or profit that could be lost as a result of contract termination and any write-off of un-recovered assets including but not limited to software, unbilled receivables and intangible assets associated with that contract at the time of termination. Conversely, early termination could result in the recovery of deferred revenue, if any, associated with the contract at that time.

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

Sales and Marketing

The value proposition we offer to potential clients includes various elements, including our experience as the innovator and leading provider of HR-led BPO services, our record of providing high-quality services to improve the HR and F&A experience of our clients and their personnel, our responsiveness to each client’s unique concerns and our flexible approach to adapting our service offering, our service innovation, our willingness to make service quality commitments, and our ability to help reduce client costs by sharing transition expenses and delivering services at lower cost. Generally, clients seek initial savings of 15-25%, including savings over efficiencies that they believe they could have achieved over the life of the contract if they had not outsourced. Our ability to deliver cost savings to our clients while earning a margin depends upon the pricing we are able to negotiate with the client, which is often a function of the client’s historical costs of providing the services outsourced to us, and our ability to minimize delivery costs through process improvement and technology and infrastructure savings. We must continue to improve our service delivery capabilities and reduce our delivery costs, and we seek to do so through operational discipline and innovation. It is critical for us to strike the appropriate balance between efficient operations and first-time quality in our service delivery.

Our sales efforts target senior executives of potential clients through professional relationships and introductions, and through inquiries directly received from the client prospect. These inquiries can be in the form of information meetings or Requests for Proposals (“RFPs”). Due to the importance of these senior executive relationships, most of our selling efforts involve the active participation of our executives. We employ a team approach to business development, working with colleagues in our information technology delivery, client services centers, strategy and other functional areas to identify, qualify and prioritize prospects, manage due diligence processes, negotiate contracts, and craft specific solutions for our clients. Once we have identified a prospect, we work with the prospect and its third-party advisors to create potential solutions.

We have focused our marketing efforts on creating awareness of the comprehensive nature of our solution, our Multi-Process OutsourcingSM operational platform and establishing us as the leader in this new market primarily through market research, information pieces and written articles published for industry trade press, public relations activities, seminars, speaking engagements and relationships with industry analysts. The goal of these activities is to promote us as the leading provider of comprehensive HR-led BPO services, and to publicize the advantages of integrated HR process management. We have also pursued client lead generation in a more targeted manner through direct sales contacts.

Our sales pipeline consists of potential expansions of contracts with existing clients, as well as potential contracts with new clients. We currently define the highly qualified portion of the new contract pipeline as “frontlog.” Frontlog represents our estimate of revenue potential from qualified client prospects with which we are in discussion regarding an outsourcing contract, as characterized by a confidentiality agreement, a letter of intent, a very small group of serious bidders, or other factors. Qualified prospective clients are those who meet our criteria for scope, number of employees and access to decision makers. From time to time we publicly discuss our estimated frontlog in order to provide investors with information that is relevant to an understanding of our business. These estimates are based upon our assumptions regarding potential scope and pricing, and assume an average ten-year contract term. Frontlog estimates are not representations; the sales cycle for our services is long and complex and the pipeline is fluid, so the frontlog does not represent any assurance of future revenue and it is impossible to predict in advance which prospects may become clients or how quickly contracts may be signed.

Our current operations are in the U.S., Canada, England, Scotland, Brazil, India, Hong Kong and Singapore. Our aspirations are global. We have existing clients with overseas operations that represent growth opportunities for us, and we are currently pursuing new business opportunities that could lead us into other countries or cause us to expand our existing offices overseas. We plan to expand the geographic scope of our business as appropriate based upon client opportunities, and as our resources permit without compromising service delivery in our existing contract base.

Competition

As of December 2003, According to Data & Analysis from the Everest Group, an independent BPO sourcing and advisory firm, for HR BPO contracts among Global 500 companies with 20,000 or more employees, Exult has the market leading position with a market share approximately of 40%. Our next closest competitor has a market share of approximately 10%. However, in the last three years, we have seen rapid and significant change in the market for our services. Market acceptance of the HR-led BPO service offering has developed and demand has increased. Our progress to date and the experiences of other service providers have provided evidence of the market’s viability. Growth in demand for integrated HR-led process management services exceeds our capacity to absorb new business. The number of serious competitors has increased and the nature of competition has changed.

To win new business, our first challenge has been to convince potential clients to choose outsourcing over internal solutions. For clients that decide to outsource, we have for some time viewed our current and potential competitors as including technology outsourcers, single-service providers, and consulting firms that are expanding their offerings to include broad HR offerings. Recently, large technology and process outsourcers and a few companies that built strong businesses and reputations providing payroll or benefits-related services have committed themselves to our market, made substantial infrastructure investments, and signed major contracts to provide HR BPO services. As a result, we believe that there are now between five and ten competitors that any company contemplating HR-led business process outsourcing might view as potentially viable providers. We expect that market experience to date and the predicted growth of the HR outsourcing market will continue to attract and motivate more competitors. In addition, we believe there will be future consolidation in our market, which could affect competition in ways that may be beneficial or adverse to us. Additional information about risks to us resulting from competitive conditions in the market is set forth in “Risk Factors.”

Employees

As of January 31, 2004, we employed approximately 2,424 people, including approximately 1,978 in our client service centers, approximately 271 in information technology, approximately 15 in consulting and approximately 160 in general & administrative roles. Approximately half of our employees were outside the U.S. as of January 31, 2004.

Available Information

Our new Internet address is www.exult.com as we have recently acquired this domain name. www.exult.net continues to be operational. Beginning from at least November 15, 2002, we have made available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC.

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

We currently depend on a small number of clients for most of our revenue and profit. If any of these clients were to substantially reduce or stop using our services, or if we were to experience significant, repeated performance failures in providing services to these clients, our reputation, future revenues and the carrying value of certain of our assets may be seriously impaired.

We expect our contracts with Bank of America Corporation, BMO Financial Group, BP p.l.c., International Paper Company, and Prudential Financial to provide most of our revenue through 2004 and possibly in future periods. For fiscal 2002 and 2003, these clients collectively accounted for approximately 95% and 92%, respectively, of our revenue. We believe our ability to secure future clients and revenues will be largely dependent upon our ability to perform and achieve the contracted service levels and cost savings for our current clients.

Each of our process management contracts can be terminated by the client for convenience after a specified portion of the term has elapsed, upon required notice and, in many cases, payment of specified early termination penalties. The point at which a contract may be terminated for convenience varies from client to client, generally ranging from one to five years from contract signing. That point has passed for some clients, including Bank of America Corporation, BP p.l.c. and Unisys Corporation. The early termination penalties provided for under these contracts are designed to help defray the expenses we incur in implementing the contract, including diligence, transition, set-up and installation costs, and may provide some compensation to us, but they are not adequate substitutes for the overall adverse impact to us, including revenue or profit that could be lost as a result of contract termination by the client and any write-off of assets including unbilled receivables and intangible assets associated with that contract at the time of termination. Conversely, early termination could result in the recovery of deferred revenue, if any, associated with the contract.

Our outsourcing clients typically entrust us with important functions over a long period of time. Accordingly, they demand contractual provisions to protect their interests. Among other things, our client contracts specify service level requirements that we must meet, and generally permit the client to impose monetary penalties or terminate the contract for repeated failures to meet requirements on identified critical services. We generally meet or exceed these service levels, but occasionally we have experienced service level issues due to the complex nature of the work and high standards set. Most times we identified these issues through our review and reporting procedures and took pro-active action to address the issue. In limited other cases, clients have claimed that we missed a critical service level, and we agreed or disagreed, depending upon the circumstances. In our experience to date, in these situations, clients have been primarily interested in addressing certain service needs and have not ultimately sought significant remedies. However, in the future we may miss contractual service levels, and instances of severe or repeated breach, as defined by each contract, could permit a client to assess significant monetary penalties against us, or, depending on the terms of the contract, terminate the contract in whole or part without further payment to us.

As our business matures, the original terms of our major contracts will begin to expire. For example, our agreement with BP p.l.c. now has a termination date of December 2006. We anticipate seeking to renew contracts as they expire, but clients are not obligated to renew and various factors, including changes in the client organization or in the market for HR outsourcing services, could cause clients to take services back in-house or contract with other vendors. Further, we might choose not to bid on renewal, or not to bid aggressively, due to limited profit opportunity with the client, changes in our business model, or other factors.

From time to time, our clients may acquire other companies, or be acquired themselves. These acquisitions may present opportunities for clients to re-evaluate the extent to which they will continue outsourcing their HR and other business processes to us, and it is possible that an existing client may decide to increase or decrease the amount of business it outsources to us or terminate the outsourcing relationship in its entirety for convenience as a result of such a transaction. For example, acquisition activity by BP p.l.c resulted in increased business for us, and divestitures by Prudential Financial reduced our volumes on that contract. It is not yet clear what effect the announced merger of Bank of America Corporation and FleetBoston Financial Corporation may have, although Bank of America has informed us that, as part of its merger integration planning, it is reviewing various alternatives for the provision of HR BPO services to the new post-merger organization, including certain services we currently provide and potential new services.

If any of our major clients were to substantially reduce or stop using our services, or if we experience significant, repeated performance failures, our reputation and future revenues would be seriously impaired. Furthermore, any termination or significant reduction in scope of a client contract could lead to a significant earnings charge if we determine that the recoverability of assets associated with that contract, such as intangibles related to contract acquisition and transition, is impaired, or as a result of write-off of unbilled receivables associated with that contract. We expect to face similar risks with other significant clients until our business is more firmly established and our client base is more diversified.

Our client contracts and vendor relationships may not yield the results we expect.

Our revenue expectations may decrease. We maintain estimates of our aggregate anticipated revenue for our entire contract base, and from time to time we disclose some of these estimates. These estimates change as our contracts evolve, and a number of factors can cause our revenue expectations to decrease. While our client contracts generally include commitments by clients regarding service scope and pricing, there are also provisions pursuant to which billings can increase or decrease in response to changes in the client’s organization. Further, other factors give clients leverage to renegotiate price and other terms with us, such as the right to terminate for convenience, our desire to obtain additional business from the client, looming expiration of the contract, negotiation over potential penalties associated with service level issues, and our general desire to be responsive to clients’ business needs. In this context, various circumstances can lead to reduction in revenues from any particular client, including: client financial difficulties or business contractions or restructurings that lead to reductions in workforce or discretionary spending on services such as staffing and training; amendments agreed to by us which reduce the scope or revenue for services; early termination of client contracts in whole or part, whether resulting from adverse developments in the client’s business or the client’s exercise of discretion; insourcing or retention by the client of processes previously contracted to us (subject to our approval when required under the terms of the contract); non-assignment to us of third-party vendor contracts that we initially envisioned taking over from the client; and other circumstances within the client’s organization that are beyond our control. In addition, our receipt of revenue under any particular contract may be delayed if transition of the client’s processes to our infrastructure takes longer than anticipated. While our contracts with our clients may contemplate further expansion, this may not occur, and if it does occur, significant additional expenditures by us may be required to fund such expansion. In addition, our process management contracts generally permit our clients to impose financial penalties against us for specified material performance failures.

We might not be able to achieve the cost savings required to sustain and increase profits under our contracts. Our business model inherently places ongoing pressure on our operating margins. We provide our direct outsourcing services over long terms for fixed fees that are generally equal to or less than our clients’ historical costs to provide for themselves the services we contract to deliver. Additionally, our contracts generally guarantee cost savings to our client, irrespective of our cost of providing these services, and clients’ demand for cost reductions may increase over the term of the agreement. As a result, we bear the risk of increases in the cost of delivering HR process management services to our clients, and our margins associated with particular contracts will depend on our ability to control our costs of performance under those contracts and meet our service commitments cost-effectively. Over time, vendor costs and our own internal operating expenses will tend to increase as we invest in additional infrastructure and implement new technologies to maintain our competitive position and meet our client service commitments. Further, taking over services previously delivered by vendors involves further increases to our internal operating expense. We must respond by continuously improving our service efficiency and unit costs and vendor management and continuing to grow our business so that our costs are spread over an increasing revenue base. If we stop improving, our ability to sustain and increase profitability will be jeopardized.

Achieving the efficiency we need to sustain and increase our profitability depends upon our ability to continue to develop our process operations and our operational platform into a standardized management system that can be operated from our client service centers and extended to multiple clients with limited client-specific adaptation and modification. The actual cost reductions we are able to achieve will vary by client for a variety of reasons, including the scope of services we agree to provide and the existing state of our clients’ departments and processes. If we miscalculate the resources or time we need to perform under any of our contracts, or if our transformation efforts are not as successful as we anticipate, the costs of providing our services could exceed the fees we receive from our clients, and we could lose money.

We use our operational platform to distribute our work across our international network of service centers and among vendors, including overseas vendors, as efficiently as possible based upon the tasks being performed, staff training and expertise, costs, regulatory issues, language, and other factors. This practice is critical to our business plans and we expect to continue and increase it. Some clients and potential clients may resist this approach to work distribution because of concerns about service quality, data security, legal and cultural issues, and other reasons. Regulatory and political factors may also cause difficulties as “offshoring” is blamed for job losses in the U.S. and Europe. Disruption of our work distribution methods, including limitations on our ability to use overseas vendors or to move work among our multi-shore locations, as well as unique operating costs to manage and coordinate work across international centers and to satisfy regulatory requirements for global operations, would increase our costs and adversely affect our profitability. Overseas vendors may be difficult to manage and require significant investments in monitoring and systems integration. If we have disputes with overseas vendors it may be difficult for us to enforce our rights, and replacing overseas vendors may involve delay and expense.

Our use of vendors presents liability risks, revenue volatility and margin pressures. Approximately half of our 2003 revenue was attributable to services we offer to our clients which we fulfill through the use of third-party vendors that provide specialized services, such as temporary staffing, training, learning content, benefits administration and relocation services. We select some of these vendors and assume others from relationships established by our clients before contracting with us. These vendors may act as subcontractors or vendors to us or provide services directly to our clients under our control; in either case, we have certain contractual responsibilities for the delivery and acceptability of these services, and errors or omissions, service failures, breach of contract or insolvency by our vendors could cause us to have liability to our clients. This liability could exceed the limits of liability the vendors have to us. If our clients are not satisfied with the services provided by these third-party vendors, they may be entitled to recover penalties or to terminate their agreements with us, which could seriously harm our business.

Approximately half of the revenue derived through the use of third parties is quite variable in nature. The revenue attributable to temporary staffing is particularly variable as clients order such services on an as-needed basis. This can cause material changes in our revenue growth rates, although the impact on profit is far less significant.

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

We may also need our clients’ consent to substitute new vendors or ourselves for previous vendors, either because of contractual provisions or operational concerns. We are still developing our third-party vendor management capabilities, and our efforts may lead to varying results depending upon the process, vendor, and client involved and other factors. To date, our operating margins on the portion of our revenue attributable to services provided through third-party vendors have been limited. Accordingly, until we are able to develop substantial portions of our third-party vendor business to the point that it generates meaningful operating margins, our overall margins and profitability will rely upon strong performance in the “direct” process management and project services that make up the balance of our revenue.

Our service delivery infrastructure is evolving and requires ongoing development.

We are still developing our Multi-Process OutsourcingSM infrastructure, and our ability to continue to deliver and expand our broad process management solution depends upon our continued ability to assemble and manage our own systems and capabilities and third-party vendors into an integrated and efficient delivery platform. Our clients use disparate information systems and operating methods, and transitioning their processes to our operating platforms requires significant technology and process integration. We often must adapt or develop new systems and processes to accommodate various clients’ needs. Clients’ employees may access and utilize our myHRSM solution and systems through interfaces that require significant development and integration of many independent programs and complex functions, as well as ongoing revision, adaptation and maintenance. If we fail to develop clients’ service delivery infrastructure in accordance with the specifications and delivery milestones agreed upon, our ability to deliver our services and achieve our business objectives in general could be seriously impaired.

In addition to client-specific infrastructure requirements, we face general development imperatives. As our market becomes more competitive, it becomes increasingly important to us to continue to innovate. We must reduce our costs of delivery year over year to enable us to meet competitive pricing pressures. We must maintain our service quality competitive advantage by continuing to reduce process cycle times and work output variability in our operating facilities. We must deliver new and better information and analytics to help clients obtain maximum benefit from our services. We must develop our ability to provide services in different parts of the world through an infrastructure that takes advantage of common resources and methodologies, but accounts for linguistic, cultural, geographic, and regulatory differences. We must broaden the scope of services we offer clients. And we must maintain a configurable service offering that has the flexibility to accommodate clients’ divergent demands and priorities. Failure to meet these challenges will weaken our competitive position and adversely affect our financial results.

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

From the time we begin providing services under a long-term outsourcing contract until the contract reaches operational stability, we limit the amount of revenue recognized under our proportional cost methodology to amounts that have been or can be currently billed under the terms of the contract. Once the contract reaches operational stability, we discontinue this limitation and adjust the cumulative revenue recognized to date for that contract to fully reflect the then-current estimates of profitability for the contract over its term. Thereafter, we recognize revenue and profit as work progresses based upon the proportion of costs incurred to total expected costs for the life of the contract. This results in unbilled receivables to the extent that revenue recognized exceeds billings. Later in the contract term, the amount of unbilled receivables associated with that contract will diminish as billings exceed revenue recognized. However, if a contract were to terminate early, any unbilled receivables, together with any other client-specific capitalized costs associated with that contract, would need to be written off in the period in which termination occurs to the extent that they exceed termination payments we are entitled to recover. Termination payments may not be sufficient to defray the entire unbilled receivable and any other client-specific capitalized costs, and the net write-off may be significant and could have a material adverse effect on our results of operations. Furthermore, cessation of payments by a client under a contract for which we have client-specific capitalized costs, including outstanding unbilled receivables, because of insolvency, legal claims or other factors, would have similar consequences. As of December 31, 2003, we had unbilled receivables of approximately $30 million, slightly more than half of which was associated with our contract with Bank of America. We expect unbilled receivables to increase as our business grows and as our ability to estimate cost reductions in future periods with greater certainty results in extending the period over which future anticipated reductions in our costs to perform under long-term contracts are factored into our estimates of contract costs.

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

New reporting standards may require us to adopt different accounting, which may adversely affect our revenues and results of operations.

Accounting rulemaking bodies and the staff of the SEC have promulgated new rules and interpretations related to accounting for long-term service contracts, including the recently released Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” We believe, based upon our analysis and consultation with our advisors, that our accounting for our existing long-term contracts is not inconsistent with these new rules and interpretations. We adopted EITF Issue 00-21 prospectively for transactions entered into after June 30, 2003. We anticipate that, in the near-term, services and deliverables to be provided under new business process management contracts will generally be similar in nature to services and deliverables provided in connection with our existing contracts. Our market and service offering is relatively new, and certain of our services have not been sold on a stand alone basis, either by us or our competitors. Therefore, we believe that there is not, and in the near-term will not be, sufficient evidence of fair value for certain elements of our contracts. We anticipate accounting for future multiple-element contracts that share these characteristics as a single unit and in the same manner as we account for our existing multiple-element contracts as long as there continues to be a lack of fair value for certain elements of our contracts and some portion of these elements remain undelivered until the completion of a contract.

However, we are seeking to drive the HR BPO market toward a unit-based pricing methodology because we see benefits to us and to our clients of using this approach. To our clients, this would provide greater simplicity, and to us it would provide several potential benefits including a reduction in the level of due diligence involving assessment of current client costs, and a potential strategic advantage over the majority of our current competitors. We have several proposals underway to current and potential clients that would involve unit-based pricing. Contracts that utilize unit-based pricing may be accounted for differently than our current contracts, depending upon the exact nature of the agreement. Changing an existing contract to unit-based pricing could require us to change our accounting methodology for that contract, and ceasing proportional cost accounting on an existing contract could result in the write-down of part or all of any unbilled receivable or recovery of any deferred revenue related to that contract at that time. This could reduce profit in the period of any write-down, but would not necessarily affect cash flow.

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

Our sales pipeline consists of potential expansions of contracts with existing clients, as well as potential contracts with new clients. From time to time, we publicly discuss our estimated frontlog in order to provide investors with information that is relevant to an understanding of our business. Frontlog represents our estimate of revenue potential from qualified client prospects with which we are in discussion regarding an outsourcing contract, as characterized by a confidentiality agreement, a letter of intent, a very small group of serious bidders, or other factors. Qualified prospective clients are those who meet our criteria for scope, number of employees and access to decision makers. Our frontlog estimates are based upon our assumptions regarding potential scope and pricing, and assume an average 10 year contract term. Frontlog estimates are not representations; the sales cycle for our services is long and complex, the frontlog is fluid, some potential clients included in frontlog may decide not to outsource, and some potential contracts included in frontlog are still in the competitive bidding process, so the frontlog does not represent any assurance of future revenue and it is impossible to predict in advance which prospects may become clients or how quickly contracts may be signed or implemented.

There is no assurance that we will sustain profitability and positive cash flows.

The fourth quarter of 2002 was our first profitable quarter, and 2003 was our first profitable fiscal year. The creation of our business has consumed significant amounts of cash and we expect to invest additional significant amounts of cash in our future development. We incurred net losses of $94.8 million, $74.7 million and $10.6 million for the years ended December 31, 2000, 2001 and 2002, respectively. We may incur net losses in future periods. While we do not enter into contracts for which we expect to incur a loss, and although we estimate and model each of our client contracts to be individually profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. Further, our ability to sustain positive cash flow depends upon a number of factors, including fuller utilization of our infrastructure and achievement of additional scale in our business. Cash flow can vary significantly from quarter to quarter for various reasons, including investments we make in connection with new client transitions and strategic initiatives and timing differences between our receipt of payments from our clients and payments to our vendors.

From time to time we make projections about our future operating results, including the amount of potential profitability and cash flows. These projections are estimates intended to provide information that is relevant to an understanding of our business, but are not a representation or guaranty regarding future performance. The timing and magnitude of any profitability and positive cash flows we may achieve depends upon a number of factors including those set forth in this “Risk Factors” section and elsewhere in our filings with the SEC.

Due to economic conditions, we failed to achieve some of the revenue growth we had originally anticipated in 2002. In order to compensate for this and to enhance our ability to reach our goal of achieving profitability for the fourth quarter of 2002 and beyond, we implemented various cost reduction programs in 2002. These programs included overhead facilities consolidations, limited headcount reductions, and various reductions in manager discretionary compensation and discretionary employee benefit programs. Some of these measures were continued in 2003, but are not sustainable in the long run. Accordingly, our future profitability depends upon increased revenue as well as efficient operations.

The markets we serve are evolving and increasingly competitive and our competitors may have competitive advantages including much greater resources.

In the last three years, we have seen rapid and significant change in the market for our services. Market acceptance of the HR-led BPO service offering has developed and demand has increased. Our progress to date and the experiences of other service providers have provided evidence of the market’s viability. As a result, the number of serious competitors has increased and the nature of competition has changed.

Growth in demand for integrated HR-led process management services exceeds our capacity to absorb new business, and as demand has increased it has also become more segmented, with some potential clients demanding service customization, scope, and pricing attributes that are not consistent with our delivery model. Competitors are taking advantage of demand that lies beyond our current capabilities to build their own businesses.

To win new business, our first challenge has been to convince potential clients to choose outsourcing over internal solutions. For clients that decide to outsource, we have for some time viewed our current and potential competitors as including technology outsourcers, single-service providers, and consulting firms that are expanding their offerings to include broad HR offerings. Recently, large technology and process outsourcers and a few companies that built strong businesses and reputations providing payroll or benefits-related services have committed themselves to our market, made substantial infrastructure investments, and signed major contracts to provide HR BPO services to Global 500 corporations. As a result, we believe that there are now between five and ten competitors that any company contemplating HR-led business process outsourcing might view as potentially viable providers. We expect that market experience to date and the predicted growth of the HR outsourcing market will continue to attract and motivate more competitors. In addition, we believe there will be future consolidation in our market, which could affect competition in ways that may be adverse to us. Among other things, current or aspiring competitors could seek to purchase Exult, and it is not clear at what price any such transaction might be proposed or concluded.

Several of our existing or potential competitors, including those referenced above that have recently signed contracts in our market, have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their customers and key product and service suppliers than we do. This may enable them to:

•	develop and expand their delivery infrastructure and service offerings more quickly, and achieve greater scale and cost efficiencies;

•	adapt better to new or emerging technologies and changing client needs;

•	take advantage of acquisitions and other opportunities more readily;

•	establish operations in overseas markets more rapidly;

•	devote greater resources to the marketing and sale of their services; and

•	adopt more aggressive pricing policies and provide clients with additional benefits at lower overall costs.

We have seen these capabilities manifested in the nature of the competition we have encountered. For example, some competitors appear willing to pay significant sums for client assets that may not be leverageable without significant additional investment. Some competitors appear willing to offer pricing that appears to us to yield low margins, apparently to gain market share or in anticipation of dramatic future improvements in their costs of delivery. The increased role of sourcing advisors, which assist prospective clients in evaluating and negotiating BPO transactions, has seemed to us to contribute to pricing pressures. While overly aggressive pricing may not ultimately be conducive to the health of a long-term, complex outsourcing relationship, some clients emphasize short-term cost over other considerations. Larger competitors with more resources and diversified sources of revenue and profits can absorb the cost of competing on this basis more readily than we can.

Because of these factors, we must target our potential clients carefully, continue to improve our efficiency and the scope and quality of our services, and compete effectively on the basis of our strengths, including our expertise, service quality, innovation, and flexibility. We may also need to expand to new markets and lines of service, and to work more closely and creatively with vendors or even competitors in order to achieve the size and synergies required to compete effectively for some clients. If our competitive advantages are not compelling or sustainable, and if we are not able to compete effectively with larger competitors, then we are unlikely to maintain our leadership position or to increase or sustain profits.

We are subject to risks associated with our international operations.

Multinational capabilities are important to our ability to compete for the business of Global 500 clients and to deliver high-quality services while reducing client expenses and maintaining a level of delivery cost that enables us to meet our profit expectations. We have recently acquired international contracts and related infrastructure, including client service centers in England and Brazil and operating presences in Hong Kong and Singapore. We have also commenced operation of client service centers in Canada and India. We now operate client service centers on four continents. We expect to continue to expand our international operations in the future as we take on additional large, multinational clients. Overseas expansion requires capital investment and presents significant risks and operational challenges. Foreign legal and regulatory requirements, affecting business operations in general as well as human resources processes in particular, may be complex and require significant investment in compliance capabilities. Development and maintenance of the expertise required to deal effectively with different countries’ workplace practices could be expensive and time consuming. Tariffs and other trade barriers, high taxes, political instability, and international currency exchange rates and related issues may increase the cost and risks associated with our operations. We must design and operate web sites and other service delivery components that are accessible by employees of overseas clients, and differing technology standards and Internet regulations may affect access to and operation of our web sites and our clients’ web sites. We will need to rely upon third parties to supplement our overseas service delivery capabilities and to address potentially complex regulatory, systems integration, service delivery, and relationship issues. Because of these and other factors, our overseas operations will require significant financial and management resources and may be more prone to service delivery errors and delays, which could damage our reputation and jeopardize contracts.

The market for our services has developed differently and more slowly in Europe than in the U.S., and to date we, along with most of our primary competitors, have not been successful in selling new European-based work beyond our contract with BP p.l.c. and the clients we obtained through our acquisition from PwC. We continue to work on a number of new business opportunities outside the U.S. that we believe are promising, but we may also need to adapt our client targeting, service scope, and sales and delivery model to European conditions in order to reach our growth goals in the European market. We have recently added a senior, experienced manager in BPO sales and client management, and we anticipate further investments. These resources and this investment may not be successful.

Maintaining and growing our operations in India is critical to our ability to provide our services at quality levels and costs that will enable us to reach our financial objectives. We also plan to supplement our operational capabilities through development in Eastern Europe and perhaps other low-cost locations. We are pleased with our progress in development of our India center, which houses approximately 350 employees and is already an integral part of our operations. However, we have encountered some issues along the way, including slower-than-expected knowledge transfer, which has necessitated more double-staffing than we anticipated, and some client acceptance issues as a result of cultural differences and perceived privacy and security concerns. Though we believe we have strong data privacy and security in place, we must continue to manage these issues successfully to reach our goal of having approximately 600 people in the India center by the end of 2004, and if we are not able to reach this goal our costs will exceed our current projections. This could cause an increase in our estimate of costs of performance under various contracts and could have an adverse impact on our financial results.

The public perception of job losses in the U.S. and other industrialized western countries, cultural barriers, concerns about data security, privacy, and enforcement of legal rights, and other factors have contributed to the politicization of “offshoring.” This may result in the development of attitudes or regulations that make it more difficult to move work freely among our service centers in the way we believe results in the best achievable mix of quality and cost, which could increase our costs and impair our financial performance.

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

For the years ended December 31, 2001 and 2002, we used cash of $35.0 million and $5.5 million, respectively, in operating activities. For the years ended December 31, 2001, 2002 and 2003, we used cash of $21.0 million, $38.1 million and $47.4 million, respectively, to fund expenditures for direct contract costs and acquire property, plant and equipment as well as certain contract-related intangible assets. In addition, while cash flow from operating activities for the year ended December 31, 2003 provided cash of $24.0 million, cash used in investing activities to fund expenditures for direct contract costs, acquiring property, plant, equipment and contract related intangible assets, and the purchase of an outsourcing business totaled $64.0 million. Ongoing development and expansion of our infrastructure and service capacity, acquiring new client contracts and transitioning their services requires significant capital investment. We may decide to raise additional funds through public or private debt or equity financings in order to maintain adequate cash balances to satisfy the expectations of prospective clients; finance acquisitions, new client contracts with capital investment requirements, and other strategic opportunities; and address operating issues. If we are required to raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Further, such equity securities may be sold at prices below those paid by existing stockholders, and have rights, preferences or privileges senior to those of our common stock. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all, and if we need additional funds but cannot obtain them, our ability to fund our operations or strategic initiatives may be impaired.

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

To sustain and increase profitability, we must extend our service model across many client organizations and gain additional critical mass in the size and breadth of our operations. Our ability to achieve growth depends upon the following essential elements:

•	The market for skilled employees is competitive, and we must be able to hire, train and retain key personnel including managers, HR specialists, web and Internet technologists and programmers, business development and process management specialists and technical and customer support personnel. To keep pace with our growth, we have decided to add additional management in key areas, and we have several key searches underway.

•	We have recently added four client service centers: one in India, which we have created to provide supporting services across our system; one in Canada, which we have begun operating in connection with our contract with BMO Financial Group; and one each in England and Brazil, which we acquired as part of our purchase of PwC’s BPO operations. We anticipate opening an additional center in Eastern Europe. Our plan is to use these new centers, together with our centers in Texas, Tennessee, North Carolina and Scotland, as an integrated multi-shore network within which we will allocate work as efficiently as possible based upon the tasks being performed, staff training and expertise, costs, regulatory issues, language, and other factors. Optimal work allocation is an important part of the Multi-Process OutsourcingSM, operational platform and can be difficult to achieve due to significant training, organizational integration, and systems requirements; cultural, political and regulatory barriers to “offshoring;” and other factors. If we are unable to optimize work allocation, our profitability and ability to structure competitive new BPO contracts will suffer.

•	Our client service centers are designed to handle our existing client demands and have capacity to accommodate anticipated near-term growth in our service volumes. We will need to expand our existing centers or open new client service centers to handle the long-term growth we seek. We must devote substantial financial and management resources to launch and operate new centers successfully, and we may not select appropriate locations for these centers, open them in time to meet our client service commitments or manage them profitably.

•	As we assume responsibility for the existing HR departments of our clients, we must be able to assimilate certain HR personnel from these clients and integrate disparate systems, procedures, controls and infrastructures.

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

Our business is also increasingly affected by privacy legislation in the United States. Although the United States does not have comprehensive privacy legislation like the European Union and many other countries, a variety of new federal and state laws are beginning to present compliance challenges. For example, new privacy regulations have been promulgated under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which will impact our business operations. Under the new HIPAA regulations, covered entities may only use an individual’s protected health information for purposes related to health care and all disclosures of health information must be limited to the minimum necessary for the purpose of the disclosure. In addition, covered entities must have proper security measures and policies to guard data integrity, confidentiality and availability. As a service provider to our clients for the processing of protected health care information, we are required to enter into written agreements with affected clients to ensure our compliance with HIPAA. Similarly, we are obligated to pass through similar compliance obligations to our vendors and subcontractors that assist us with the handling of health information for the benefit of our clients. Recently enacted legislation in California limits our use of social security numbers and requires us to inform individuals about potential breach of security related to their protected information. We expect that more privacy legislation will be implemented; however, we cannot predict the scope and burdens of compliance related thereto.

The Sarbanes-Oxley Act of 2002 imposes new requirements upon public companies related to implementation of, and disclosure about, internal controls. This is leading outsourcing clients to require service providers that outsource processes that affect client financial statements to conduct reviews and impose controls that support the client’s own internal control requirements. Clients’ internal audit departments are also scrutinizing outsourcers more carefully and making more demands for information and process modifications. This scrutiny increases our risk and imposes additional costs upon us, including to retain independent auditors to perform SAS 70 reviews of various parts of our operations.

Our quarterly financial results may vary and cause our stock price to fluctuate.

Our quarterly financial results have varied significantly in the past and are likely to vary significantly in the future. It is possible that in some future quarter or quarters our financial results will be below the revenue, profit or cash flow expectations of public market analysts or investors. If so, the market price of our common stock may decline significantly. Factors that may cause our results to fluctuate include but are not limited to:

•	the growth of the market for our services and our ability to obtain new client contracts;

•	our ability to continue to execute successfully on client contracts;

•	the length of the sales and integration cycle for our new clients;

•	cancellations or reductions in the scope of our contracts;

•	delays in transitioning various client processes to our infrastructure;

•	changes we may make in our estimates of revenues and costs pursuant to our proportional cost method of accounting for our outsourcing contracts;

•	changes in the terms of contracts that would require a change in the accounting methodology used to recognize revenue;

•	our ability to develop and implement additional service offerings and technologies;

•	our ability to successfully market and sell to our clients complementary third-party products and offerings that we have purchased in advance of client orders;

•	the introduction of comprehensive HR services by new and emerging competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to manage costs, including personnel costs, support services costs and third-party vendor costs;

•	the timing and cost of strategic initiatives and openings or expansions of client service centers;

•	the possibility that we may incur legal or contract liabilities that are not covered by insurance and cannot be recovered from third parties;

•	our ability to sustain overall profitability;

•	changes in industry conditions affecting our clients, their spending on HR services and the selection of services to outsource, including without limitation reduction in demand for more variable or discretionary services we provide, such as temporary staffing, learning, and hiring; and

•	changes in the global economy or the economies of countries in which we have significant operations.

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

The market for our services and our revenue growth depends on our ability to use the Internet as a means of delivering human resources services and this exposes us to various risks.

We rely on the Internet as a mechanism for delivering our services to our clients and achieving efficiencies in our service model, and this reliance exposes us to various risks.

•	We use public networks to transmit and store extremely confidential information about our clients and their employees. We may be required to expend significant capital and other resources to address security breaches. We cannot be certain that our security measures will be adequate and security breaches could disrupt our operations, damage our reputation and expose us to litigation and possible liability.

•	Our target clients may not continue to be receptive to human resources services delivered over the Internet because of concerns over transaction security, user privacy, the reliability and quality of Internet service and other reasons. In addition, growth in Internet traffic may cause performance and reliability to decline. Interruptions in Internet service and infrastructure delays could interfere with our ability to use the Internet to support our Multi-Process OutsourcingSM, which could disrupt our service delivery and expose us to contractual service credit penalties or damages for breach. Further, repeated Internet service failures could impair our revenue growth and results of operations.

•	Laws and regulations may be adopted relating to Internet user privacy, pricing, usage fees and taxes, content, distribution and characteristics and quality of products and services. This could decrease the popularity or impede the expansion of the Internet and decrease demand for our services. Moreover, the applicability of existing laws to the Internet is uncertain with regard to many important issues, including property ownership, intellectual property, export of encryption technology, libel and personal privacy. The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services, could also harm our business.

We must keep our computing and communications infrastructure on pace with changing technologies and if we fail it may harm our reputation or financial results.

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

We have recently acquired international contracts and related infrastructure, including client service centers in England and Brazil and operating presences in Hong Kong and Singapore. We expect to pursue additional acquisitions under appropriate circumstances. We cannot provide any assurance that we will be able to complete any additional acquisitions, or that any acquisitions we may complete will enhance our business. The recently completed transaction and any acquisition we complete in the future could subject us to a number of risks, including:

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

Interest payments our 2.5% Convertible Senior Notes require cash and will reduce earnings; repayment at maturity would be a significant cash outlay. We have $110 million in principal amount of our 2.5% Convertible Senior Notes (the “Notes”) outstanding. We must pay cash interest on the outstanding principal amount of the Notes on April 1 and October 1 of each year. Until repurchase or conversion reduces the outstanding principal amount, interest payments will be $2,750,000 per year, thereby reducing our cash accordingly, and which, together with amortization of the related Notes discount, will reduce our pre-tax earnings commensurately.

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

Our reported earnings per share will be decreased and may be more volatile because of the contingent conversion provision of the Notes. Holders of the Notes are generally entitled to convert the Notes into common stock if the price of our common stock reaches a specified threshold; the Notes are called for redemption; specified corporate transactions occur; or the trading price of the Notes falls below certain thresholds. Until one of these contingencies is met, the shares underlying the Notes are not included in the calculation of our basic or fully diluted earnings per share. If a contingency is met, fully diluted earnings per share would decrease as a result of the inclusion of the underlying shares in the calculation of fully diluted earnings per share. In addition, volatility in our stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of our fully diluted earnings per share. Based upon the current conversion price, the Notes will be convertible into 9,354,000 shares of our common stock.

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

The price at which our common stock trades has fluctuated significantly and is likely to continue to be highly volatile. From our IPO in June 2000 through December 31, 2003, the sales price of our stock, as reported on The Nasdaq National Market, has ranged from a low of $1.97 to a high of $19.85. We are a relatively new company without a long history of profitability, and we utilize the Internet and a technology infrastructure to deliver our services. The share prices for other companies with similar characteristics have at times increased to levels that bore no relationship to their operating performance, and at other times have declined dramatically, even without apparent changes in their business.

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

The majority of our outstanding shares is in the hands of their original purchasers and can be sold publicly pursuant to Rule 144 or other exemptions from registration. These investors may seek to sell their shares, and sales of large numbers of shares in the same time period could cause the market price of our common stock to decline significantly. In addition, as of December 31, 2003, approximately 1.9 million shares of our common stock were reserved for issuance to our employees, directors and officers pursuant to our stock incentive plans. Upon issuance, these shares may be sold publicly without registration and may also have an adverse effect on the market price of our common stock. Holders of our recently issued convertible Notes may elect to convert these notes into shares of common stock under certain circumstances and resell such shares in the public market. Such sales may have an adverse effect on the market price of our common stock.

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

Our executive officers, directors and their respective affiliates have the right to vote a majority of our outstanding common stock as of December 31, 2003. As a result, these stockholders, acting together, have the ability to control matters requiring stockholder approval, including the election of directors and mergers, consolidations and sales of all or substantially all of our assets. These stockholders may have interests that differ from other investors and they may approve actions that other investors vote against or reject actions that other investors have voted to approve. In addition, this concentration of ownership may also have the effect of preventing, discouraging or deferring a change in control of us, which, in turn, could depress the market price of our common stock.

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

Canada Service Center. We lease approximately 29,000 square feet of office space for our client service center in Toronto, Canada, under a site license that expires in June 2005 and require monthly base rental payments of approximately $68,000.

Scotland Service Center. We lease approximately 31,000 square feet of office space for our client service center in Scotland under a lease that expires in March 2010 and requires quarterly base rental payments of approximately 132,000 British Pounds. The landlord or we may terminate the lease in March 2005 with 12 months prior notice and the landlord has provided that notice. We plan to move our Glasgow operations to less expensive facilities.

India Service Center. We lease approximately 36,000 square feet of office space for our client service center in India under an agreement that expires in September 2006. Our monthly lease costs are approximately $67,600. The monthly site cost also includes various services provided by the owner of the property in support of our operations in India.

Brazil. We own a building with approximately 43,700 square feet of office space in Brazil. This facility houses our Brazil operations that we acquired from PwC in June 2003.

South Shields Center. We occupy approximately 41,000 square feet of office space in South Shields in the United Kingdom under our outsourcing agreement with Safeway U.K. that expires in July 2007.

Other Facilities. We lease approximately 9,000 square feet of office space in London under a lease that expires in June 2010 and provides for monthly base rental payments of approximately 36,000 British Pounds per month. This space houses our UK corporate administrative offices. We may sublease a portion of this space in the near future. We also lease relatively small amounts of office space for our employees and consultants in various locations in the U.S. and abroad. Finally, we have small numbers of employees providing various services from office space in various locations throughout the U.S. and abroad, which we occupy under prepaid site licenses from our clients.

Intellectual Property

We regard the protection of our trademarks, service marks, copyrights, trade secrets and other intellectual property rights as critical to our future success. We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in products and services. We currently have service mark registrations in the United States for the marks EXULT; PROCESS EXCELLENCE, PROVEN RESULTS; and our logo. We have pending service mark applications in the United States for the marks MYHR, EXULT SERVICE DELIVERY MODEL, ESDM, MULTI-PROCESS OUTSOURCING and EXULT EHR. We have also filed service mark applications for some of these marks as well as similar marks in Australia, Canada, the European Union and Switzerland. In addition, we have filed service mark applications for the mark BPOBUYER in Australia, the European Union, Switzerland, Malaysia, Hong Kong and Singapore. We cannot guarantee that we will be able to secure registrations of our marks domestically or in any foreign country. Our inability to register and protect marks could require us to stop using them or to share them with others, which could cause confusion in the marketplace and harm our business.

In addition, we currently hold various Internet domain names, including www.exult.net, www.exult.com and www.myHR.com. The acquisition and maintenance of domain names generally is regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business or into which we choose to expand. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights continues to evolve. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our intellectual property and other proprietary rights.

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

We are from time to time parties to legal proceedings, lawsuits and other claims incident to our business activities. Such matters include, among other things, assertions of contract breach and claims by persons whose employment with us has been terminated in connection with facilities consolidations, headcount rationalizations, outsourcing of certain operational functions, including in some cases to offshore vendors, and other measures that we have undertaken and expects to continue to undertake in the ordinary course of our business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of December 31, 2003. However, based on our knowledge at the time of this report we believe that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report, either by proxy solicitation or otherwise.

Executive Officers and Certain Key Employees of the Registrant

Set forth below are the names, ages, positions and business backgrounds of the Company’s executive officers and certain key employees.

James C. Madden, V, 42, has been our Chief Executive Officer since November 1998 and the Chairman of the Board since February 2000. Mr. Madden also served as President from November 1998 through May 2003. Mr. Madden served as the Corporate Chief Financial Officer at MCI Systemhouse, the outsourcing unit of MCI, from June 1997 to November 1998. From June 1995 to June 1997, Mr. Madden served as the President of the United States and Latin American Divisions, and from January 1994 to June 1995, he was the General Manager of MCI Systemhouse’s Pacific Region. He first joined MCI Systemhouse in 1993 as Vice President and Managing Director of the Los Angeles office. Prior to joining MCI Systemhouse, Mr. Madden was a Principal at Booz-Allen & Hamilton from 1991 to 1993. Mr. Madden began his career with Andersen Consulting (now Accenture), where he created and led Andersen’s first outsourcing practice on the West Coast. Mr. Madden received his B.B.A. degree in Finance and B.A. degree in Geology from Southern Methodist University. Mr. Madden was elected to the Board in 1998.

Kevin M. Campbell, 44, joined us as Operations President in May 2000, and became Chief Operating Officer in June 2001 and President in May 2003. Before joining Exult, Mr. Campbell was a partner with Ernst & Young, LLP from August 1999 to May 2000, and was Director of the Products Market for its Global Operate practice for business process and information technology outsourcing. Before joining Ernst & Young, Mr. Campbell was with Andersen Consulting (now Accenture) for 17 years, including nine years as a partner. At Andersen Consulting, Mr. Campbell served at different times as the Global Managing Partner for business process management for the Resources Market Unit; America’s managing partner for business process management for the manufacturing industry; and partner in charge of the northeast region’s electronics and high-tech market. Mr. Campbell has a B.S. degree in Management from Boston College.

John A. Adams, 49, joined Exult as Corporate Executive Vice President, Chief Financial Officer and Treasurer in June 2003. Prior to joining Exult, Mr. Adams served as Vice President and Chief Financial Officer for AT&T’s Business Services division from 2000 to 2003. Before that time, Mr. Adams served in a number of roles with EDS over 15 years, including most recently as Vice President and Corporate Controller. Mr. Adams has a B.A. in Economics with honors from the University of Exeter.

Robert E. Ball, 50, joined Exult as HR Director, U.S. Operations in November 2000. He became Exult’s Corporate Senior Vice President and Chief People Officer in November 2002. Prior to joining Exult, Mr. Ball was a Personnel Executive of Bank of America Corporation (formerly NCNB and NationsBank) from October 1984 to November 2001, where he oversaw the Bank’s Florida HR function. Prior to joining Bank of America, Mr. Ball held personnel/HR management roles at Mellon Bank from October 1978 to April 1982 and with Equibank, from April 1982 until October 1984. Mr. Ball has an M.B.A. from the University of Pittsburgh and a B.A. in Economics from Pennsylvania State University.

Brian W. Copple, 43, joined Exult as General Counsel and Secretary in February 2000. Prior to joining Exult, Mr. Copple served as the General Counsel for EPS Solutions Corporation, a provider of various outsourcing services from February 1999 to February 2000. From January 1988 to February 1999, Mr. Copple practiced corporate and securities law with Gibson, Dunn & Crutcher LLP, including as a partner for three years. Mr. Copple has a J.D. degree and an M.B.A. degree from the University of California, Los Angeles and an A.B. degree in Political Science from Stanford University.

Bruce W. Ferguson, 49, has been our Vice President, Talent Acquisition since February 2002 and also served as our Chief People Officer from June 2000 until December 2002. Prior to joining Exult, Mr. Ferguson served as National Director of Recruiting for Ernst & Young LLP’s consulting practice from 1998 to 2000 and as National Director of Human Resources for their consulting practice from 1995 to 1998. Mr. Ferguson served as Director of Human Resources for Kenneth Leventhal & Company from 1990 to 1995. From 1978 to 1990, Mr. Ferguson served in various capacities at Arthur Andersen & Co., including Director of Human Resources and Director of Recruiting. Mr. Ferguson received his B.S. degree from the University of Wisconsin.

Robert W. Gunn, 56, has been our Vice President, Lead Generation since 2002. Previously, he founded Gunn Partners in 1991 and served as our Senior Vice President, Executive Client Lead from the time we acquired Gunn Partners in 1999. Prior to founding Gunn Partners, Mr. Gunn served as a partner at A. T. Kearney from 1981 to 1991 and launched Kearney’s Administrative Practice in 1987. From 1978 to 1981, Mr. Gunn served as a consultant with William E. Hill. Mr. Gunn received an M.B.A. degree from the Wharton School of Management at the University of Pennsylvania and his A.B. degree in Political Science from Williams College.

Richard H. Jones, 52, joined our UK subsidiary, Exult Ltd., in September 2000 as its Vice President of International Operations. He became Operations President of Europe and India in January of 2003 and Europe/Asia President in June 2003. Prior to joining Exult, Mr. Jones served as Managing Partner, Business Process Management, of the Resources Industries Global Market Unit of Andersen Consulting (now Accenture) from 1999 to 2000 and as the Chief Operations Officer of the United Kingdom Outsourcing Business of Andersen Consulting from 1997 to 1999. From 1994 to 1997, Mr. Jones served in various roles, including Managing Director, Sales and Marketing Director, Director of Commercial Business and Director of Finance Services, for Digital Equipment Company. From 1973 to 1994, Mr. Jones held various management positions at IBM. Mr. Jones received his degree in Pure Mathematics from the University of Southampton in England.

Rhonda Longmore-Grund, 41, joined Exult as Vice President of Finance in November 2003. Prior to joining Exult, Ms. Longmore-Grund served as Chief Financial Officer for Velocium, a TRW operating company from 2001 to 2003, Chief Financial Officer for PrintNation.com Inc. from 1999 to 2001 and Finance Director/Regional Controller for Ingram Micro Inc.’s Latin America division from 1997 to 1999. Ms. Longmore-Grund spent 11 years with Digital Equipment Corporation from 1986 to 1997 in a series of financial management roles, most recently as the Asia Pacific Manufacturing & Distribution Regional Controller. Ms. Longmore-Grund has a B.A. in Economics and Political Science from the University of Massachusetts at Amherst and an MALD in International Business from the Fletcher School at Tufts University.

James P.R. Montgomery, 54, has been our Vice President, Operations since July 2003. Previously, he served as General Manager of our Client Service Center in Glasgow, Scotland from July 2001 and as our Executive Director, Client Relationships from May 2000. Prior to joining Exult, Mr. Montgomery was with KPMG Consulting (UK) and led their Shared Services Practice for 3 years. From 1988 to 1996, he served with Sun Microsystems within their Manufacturing and Sales organizations with roles in several countries. Mr. Montgomery is a qualified Accountant.

Michael J. Salvino, 38, joined Exult as Director of Sales in June 2000 and became a Vice President of Sales in January 2001. He became Vice President of the Services Portfolio in October 2001 and was responsible for the Bank of America Corporation and Prudential Financial accounts. Mr. Salvino was Executive Vice President, North American Client Sales, Solutions and Accounts from November 2002 to June 2003 when he was promoted to Americas President. Prior to joining Exult, Mr. Salvino spent a total of 13 years at Andersen Consulting (now Accenture), leaving as an Associate Partner in the Resources Market Unit in June 2000. From January 1993 to October 1993, Mr. Salvino was a Manager within KPMG Peat Marwick’s Consulting Unit. Mr. Salvino received a B.S. degree in Industrial Engineering from Marietta College.

Stephen M. Unterberger, 46, joined Exult as Executive Vice President and Chief Operating Officer in February 1999. He became Chief of Service Delivery in June 2001 and Corporate Executive Vice President, Business Model Operations in January 2003, and has served as Business Model Architecture President since June 2003. Prior to joining Exult, Mr. Unterberger served as the Vice President and Operating Executive of the United States Division of MCI Systemhouse from December 1997 to February 1999, and as its Vice President, Western Region from September 1996 to December 1997. From January 1994 to September 1996, Mr. Unterberger managed large consulting and outsourcing engagements for MCI Systemhouse. From September 1988 to January 1994, Mr. Unterberger served with Price Waterhouse in its information technology management consulting practice. Mr. Unterberger has a B.A. degree in Economics from the University of Pennsylvania.

Gerald Williams, 55, has been our Vice President, Sales and Accounts for Europe and Asia since February 2004. Prior to joining Exult, Mr. Williams spent over 18 years with IBM in various management positions, including most recently as a Director of Global Services from 1999 to 2003 where he led and closed $2.0 billion in outsourcing transactions. From 1996 to 1998, Mr. Williams was a Director of IBM’s Global Core Banking Solutions where he led a global business unit in financial services that delivered $250 million in annual revenue. Earlier in his IBM career, Mr. Williams was IBM’s client executive for Lloyds Bank in the UK. Mr. Williams has worked extensively in Europe, North America and Asia.

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

	High	Low
Quarter Ended:
March 31, 2002	16.08	8.49
June 30, 2002	10.99	5.14
September 30, 2002	6.63	2.45
December 31, 2002	3.49	1.97
March 31, 2003	8.12	3.15
June 30, 2003	9.90	6.30
September 30, 2003	10.83	7.38
December 31, 2003	8.70	6.42

At January 31, 2004, there were approximately 74 holders of record of the Company’s Common Stock. The Company estimates the number of beneficial holders of its Common Stock to be in excess of 10,220.

Through January 31, 2004, the Company has never declared or paid any cash dividends on shares of its Common Stock. We currently intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not anticipate that we will declare or pay any cash dividends on our Common Stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under any existing indebtedness and other factors the board of directors deems relevant.

Item 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data as of and for the years ended December 31, 1999, 2000, 2001, 2002, and 2003 has been derived from our audited consolidated financial statements and related notes. The historical results are not necessarily indicative of future results. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue(2)	$3,993	$53,341	$257,052	$405,842	$480,322
Income (Loss) from continuing operations (1)(2)	(15,151)	(91,658)	(74,989)	(11,572)	19,560
Income (Loss) from discontinued operations (2)	(61)	(3,162)	338	973	(4,602)
Net income (loss) (1)	$(15,212)	$(94,820)	$(74,651)	$(10,599)	$14,958

Net income (loss) per share- Basic (3):
Income (Loss) from continuing operations	$(2.19)	$(1.68)	$(0.78)	$(0.11)	$0.18

Income (Loss) from discontinued operations	$(0.01)	$(0.06)	$0.01	$0.01	$(0.04)

Net income (Loss)	$(2.20)	$(1.74)	$(0.77)	$(0.10)	$0.14

Net income (loss) per share - Diluted (3):
Income (Loss) from continuing operations	$(2.19)	$(1.68)	$(0.78)	$(0.11)	$0.17

Income (Loss) from discontinued operations	$(0.01)	$(0.06)	$0.01	$0.01	$(0.04)

Net income (Loss)	$(2.20)	$(1.74)	$(0.77)	$(0.10)	$0.13

Weighted average number of common shares outstanding
Basic	6,906	54,491	96,622	105,199	106,870

Diluted	6,906	54,491	96,622	105,199	115,460

	December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments (4)	$39,199	$99,890	$169,569	$127,297	$195,807
Working capital (4)	31,957	93,185	149,545	130,685	222,671
Assets held for sale (2)	—	—	—	—	100
Total assets	58,767	204,181	291,593	294,396	430,224
Long-term obligations, net of current portion	4,304	152	—	12,794	118,881
Convertible preferred stock	58,768	—	—	—	—
Total stockholders’ equity	$46,110	$171,429	$233,634	$229,298	$252,414

(1)	Includes $18.5 million of business optimization costs in the year ended December 31, 2001, consisting of severance charges of $9.7 million (including non-cash option acceleration charges of $3.0 million); certain wind-up costs resulting in a $6.6 million charge (including severance costs of $5.4 million) associated with the elimination of two secondary, non-strategic processing centers; and a $2.2 million non-cash charge arising from the write-off of a research database that we determined no longer to be a strategic component of our business. During 2002 and 2003, we reduced the initial accrual by $2.3 million and $206,000, respectively, as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in estimates with regard to the remaining arrangements.

(2)	In the fourth quarter of fiscal 2003, the Company adopted a formal plan to dispose of its Gunn consulting operation. Accordingly, assets and liabilities of the consulting operation have been segregated and classified as held for sale as of December 31, 2003 and the operating results have been presented as discontinued operations for all periods presented. In the fourth quarter of fiscal 2003, the Company recorded an impairment charge of approximately $3.3 million to reduce the carrying value of the assets of the consulting operations to their estimated fair value less estimated selling costs. For further details, please refer to Note 3 and Note 14 of Notes to Consolidated Financial Statements included under Part II Item 8. “Financial Statements and Supplementary Data” for fiscal 2001, 2002 and 2003.

Management has reclassified certain 1999 and 2000 balances which were audited by auditors who have ceased operations. These reclassified amounts have not been audited.

(3)	Please refer to Note 2 and Note 11 of Notes to Consolidated Financial Statements for information regarding the method used to compute our basic and diluted net income (loss) per share.

(4)	Certain prior-year balances have been reclassified to conform to current financial statement presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our primary source of revenue is fees we earn for providing our HR-led business process management services under long-term contracts. We also receive additional revenue from client projects. To date, we have generated leads for potential process management clients primarily through our management team, existing outsourcing and consulting relationships, our board of directors, third-party consultants, contact with key executives at Global 500 corporations or direct communication from such companies in the form of inquiry or request for proposal.

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

We incurred a net loss of $94.8 million, $74.7 million and $10.6 million in 2000, 2001 and 2002, respectively. While we reported net income of $1.8 million in the fourth quarter of 2002 and net income of $15.0 million for fiscal 2003, and we expect to operate profitably in the future, we may incur net losses in future periods. We anticipate ongoing significant expenditures to fund the development and expansion of our technology and general operating infrastructures. We may also make substantial investments to pursue, obtain and transition new client contracts; to augment our service offering and process capabilities; to develop new service center capacity to accommodate any growth we may achieve beyond the capacity of our existing service center infrastructure; and to expand geographically to better serve our clients or compete more effectively. To the extent that revenue does not increase at a rate commensurate with our increasing costs and expenditures, our future operating results and liquidity could be materially and adversely affected.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to long-term service contracts, bad debts, fixed assets and direct contract costs, intangible assets, income taxes and related valuation allowance, accruals in connection with certain business optimization costs, contingencies and litigation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. We may revise these estimates and judgments from time to time as a result of changes in assumptions or conditions. The following critical accounting policies affect significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Because we generally need time with a new contract before we can make reliable estimates of our costs of performance, our practice is to limit the amount of revenue recognized on a new contract to the amounts that had been or could be currently billed as of the end of the reporting period under the terms of the contracts until the contract reaches operational stability. We then adjust the cumulative revenue recognized to date for that contract to fully reflect the then current estimates of profitability for the contract over its term. We measure the achievement of operational stability for each contract by considering various factors, including: completion of initial transition of client processes to our service delivery infrastructure, completion of the initial software and systems integration necessary to support our performance of services to the client, and achievement of stable operations under the contract as evidenced by the predictability of costs incurred. In addition, there may be other factors relevant to the operational stability of any particular contract, which we consider as appropriate in determining whether to cease to apply the revenue limitation to that contract. The revenue and gross profit adjustment on a contract resulting from discontinuance of the revenue limitation may be significant, depending on factors including the size of the contract and the cumulative costs incurred as of the date at which the contract achieved operational stability, but should not be considered indicative of future period results.

We have adopted EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” prospectively for contracts we enter into after June 30, 2003. EITF Issue 00-21 addresses the accounting, by a vendor such as us, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are closely interrelated or there is not sufficient evidence of relative fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. We anticipate that, in the near-term, services and deliverables to be provided under new business process management contracts will generally be similar in nature to services and deliverables provided in connection with our existing contracts. Our market and service offering is relatively new, and certain of our services have not been sold on a stand alone basis, either by us or our competitors. Therefore, we believe that there is not, and in the near-term will not be, sufficient evidence of fair value for certain elements of our contracts. We anticipate accounting for future multiple-element contracts that share these characteristics as a single unit and in the same manner as we account for our existing multiple-element contracts as long as there continues to be a lack of fair value for certain elements of our contracts and some portion of these elements remain undelivered until the completion of a contract.

However, we are seeking to drive the HR BPO market toward a unit-based pricing methodology because we see benefits to us and to our clients of using this approach. To our clients, this would provide greater simplicity, and to us it would provide several potential benefits including a reduction in the level of due diligence involving assessment of current client costs, and a potential strategic advantage over the majority of our current competitors. We have several proposals underway to current and potential clients that would involve unit-based pricing. Contracts that utilize unit-based pricing may be accounted for differently than our current contracts, depending upon the exact nature of the agreement. Changing an existing contract to unit-based pricing could require us to change our accounting methodology for that contract, and ceasing proportional cost accounting on an existing contract could result in the write-down of part or all of any unbilled receivable, certain intangible assets or recovery of any deferred revenue related to that contract at that time. This could reduce profit in the period of the write-down, but would not necessarily affect cash flow.

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

In an effort to maintain appropriate estimates, our policy is to review each of our long-term outsourcing contracts on a regular basis, not less than annually, and to revise our estimates of revenue and cost as appropriate. Various factors could cause us to increase our estimates of contract expense. For example, our employment expenses and fees paid to vendors will tend to increase over time and may increase significantly from time to time depending upon market conditions and other factors. Changes in technology or competition may require us to increase infrastructure spending to maintain appropriate service capabilities. Changes in law may increase compliance costs. Our cost estimates may include the effect of some anticipated future cost savings that we believe are probable of being achieved, in addition to savings already achieved, and anticipated future cost savings may not be realized. Other factors could cause us to decrease our estimates of contract expense. For example, improvements in service delivery that we achieve through process engineering, application of technology, and vendor rationalization all tend to decrease contract costs.

A number of factors can cause our revenue expectations for a given contract to decrease. While our client contracts generally include commitments by clients regarding service scope and pricing, there are also provisions pursuant to which billings can increase or decrease in response to changes in the client’s organization. Further, other factors give clients leverage to renegotiate price and other terms with us, such as the right to terminate for convenience, our desire to obtain additional business from the client, looming expiration of the contract, negotiation over potential penalties associated with service level issues, and our general desire to be responsive to clients’ business needs. In this context, various circumstances can lead to reduction in revenues from any particular client, including: client financial difficulties or business contractions that lead to reductions in workforce or discretionary spending on services such as staffing and training; amendments agreed to by us which reduce the scope or revenue for services; early termination of client contracts in whole or part, whether resulting from adverse developments in the client’s business or the client’s exercise of discretion; insourcing or retention by the client of processes previously contracted to us (subject to our approval when required under the terms of the contract); non-assignment to us of third-party vendor contracts that we initially envisioned taking over from the client; and other circumstances within the client’s organization. In addition, our receipt of revenue under any particular contract may be delayed if transition of the client’s processes to our infrastructure takes longer than anticipated. While our contracts with our clients may contemplate further expansion, this may not occur, and if it does occur, significant additional expenditures by us may be required to fund such expansion. In addition, our process management contracts generally permit our clients to impose financial penalties against us for specified material performance failures. Other factors could cause us to increase our estimates of contract revenue. For example, service volumes may increase due to growth in the client’s business, and clients may increase the scope of services they acquire from us through contract amendment.

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

Policies and Practices. We apply various policies and practices, including principally the three described below, to guide our estimates of contract revenue and cost and to produce consolidated financial statements that we believe appropriately reflect the economic substance of our outsourcing business. Over time we may modify our policies and practices and implement new ones.

Revenue Limitation until Operational Stability. As described above, we limit revenue recognized for each contract to amounts billed or billable until the contract reaches operational stability. Therefore, client contracts can contribute negative margins until operational stability is achieved. In the quarter in which contract operational stability is achieved, there generally is a change of estimate for the contract resulting in a one-time recognition of cumulative additional revenue and income attributable to the application of estimated life-of-contract margin to costs incurred in prior periods. This change of estimate typically increases unbilled receivables and has a positive effect on our revenue and operating results for the period in which it occurs, but should not be considered to be an appropriate indication of future results. As of December 31, 2003, none of the contracts that were entered into during fiscal 2003 were deemed to have achieved operational stability.

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

Limited Horizon for Estimates. We intend to increase efficiency and commensurately reduce service delivery costs over the life of our outsourcing contracts. However, our ability to deliver additional savings that are sustainable over the life of the contract becomes more speculative in the later years due to the potential for increasing delivery costs, uncertainty regarding future efficiency improvements and client needs, and other factors. Therefore, life-of-contract estimates generally will reflect only those reductions in our costs of service delivery that we believe are probable of being realized within a limited time following the date of analysis. This time horizon is a function of the maturity of our business, the development of our infrastructure and other general and client-specific factors. The horizon included in the contract estimates as of December 31, 2003, includes the estimated savings that we believe are probable of being achieved through the end of the third quarter of 2004, which are then assumed to be maintained for the remaining life of each contract. We anticipate, although no assurance can be given, that our contract estimates as of March 31, 2004, which will be reflected in our financial results for the first quarter of 2004, could include estimated savings that we believe are probable of being achieved through March 31, 2005 (i.e. an increase from a three-quarter horizon in the fourth quarter of 2003 to a four-quarter horizon in the first quarter of 2004). This increase of one quarter would result from the completion, perhaps as soon as the first quarter of 2004, of an updated detailed 12 month forecast, which we believe would give us greater visibility into the longer-term contract view. We would intend to roll this forecast forward each quarter to provide us a consistent one-year outlook period. We consider efficiency improvements and cost savings that we plan to achieve beyond the above time horizons too speculative to include in our life-of-contract cost estimates.

Short-Term Arrangements

In addition to our outsourcing contracts that extend over long periods of time, we provide our customers services on a short-term basis, including project-based services for our outsourcing clients that may be structured on a per diem or fee-for-service basis. For these short-term arrangements, we recognize revenue as services are performed provided there is evidence of an arrangement, we have met our delivery obligation, the fee is deemed fixed or determinable, and future collection is reasonably assured.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from inability of our clients to make required payments. If the financial condition of one or more of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Direct Contract Costs

We capitalize certain set-up and other direct installation costs (“Direct Contract Costs”) to the extent that we determine such costs are recoverable by the receipt of future contractually committed amounts. Capitalized set-up and other direct installation costs are included in Fixed Assets and Direct Contract Costs and are amortized over the applicable contract term. If a client contract terminates early, or changes so that such costs are no longer recoverable, then we will be required to write off unamortized Direct Contract Costs associated with that contract, resulting in a commensurate charge to earnings for the period in which the termination charge occurs. As of December 31, 2002 and 2003, we had Direct Contract Costs of $10.7 million and $18.4 million, respectively, net of accumulated amortization.

Deferred Tax Assets

As of December 31, 2002 and 2003, we had $74.3 million and $70.2 million, respectively, of net deferred tax assets, arising primarily from our net operating losses, which we have fully reserved through a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance and we continue to monitor our ability to realize our deferred tax assets. Assuming we are able to demonstrate a history of taxable income and to forecast with relative certainty that we will earn taxable profits for the foreseeable future, we will record one or more adjustments to reduce the valuation allowance to recognize on a current basis our anticipated use of our deferred tax assets to reduce our future income tax liabilities. Each such adjustment will be recorded in the period that we determine it is more likely than not that we can recover all or a portion of our deferred tax assets. Each adjustment will increase income for that period accordingly but should not be considered to be indicative of subsequent results. While we were profitable during the year ended December 31, 2003, we did not earn taxable profits due to differences between book and tax accounting. Thus, as a result of continuing to not have a history of taxable profits, we continue to fully reserve through a valuation allowance the amount of the net deferred tax asset. The Company reduced its valuation allowance on its deferred net tax assets during the year ended December 31, 2003, only to the extent that the a newly generated deferred tax liability, resulting from the net income generated in the period, will allow recovery of certain deferred tax assets. Upon utilization or expiration of the underlying net operating loss carryforwards, or elimination of the valuation allowance, we will begin to record income tax expense and commensurately lower net income for future periods in which we are profitable or eliminate the valuation allowance.

Important Factors That Could Affect Future Performance

As we consider our plans to achieve our overall 2004 business objectives and our financial targets of $575-600 million in revenue and $0.30 -$0.33 per share in earnings, we focus on certain critical drivers of revenue, cost and margins. These drivers are:

•	Transition of work sold during 2003

•	Add-ons to current clients

•	Additions of new client contracts

•	A shift of more work from “Indirect” to “Direct” via client focus and targeted acquisitions that can also expand and further integrate our service offerings

•	Further leveraging of our infrastructure through additional volumes and business

•	Expansion of our “multi-shore” delivery model including the further utilization and development of our India operations

We exited the fourth quarter of 2003 at an annualized revenue run rate of approximately $480 million. Excluding certain contracts still to complete transition, we anticipate a modest reduction in that existing revenue base as contractually committed client discounts and credits come into effect. We also expect certain project-based revenues to decrease for various reasons including reduced demand for ad-hoc projects as compared to the level performed in 2003. We anticipate some continuation in the decreases in the amount of temporary staffing volumes at key clients though not as pronounced as that experienced in the fourth quarter of 2003. These services are variable and can also increase, but we are not projecting increases at this time.

We plan to obtain the new revenue needed to reach our 2004 targets from four principal sources. These are (i) the annualized impact of new business acquired at different times during 2003, including contracts with new clients in 2003 and the revenues from the acquisition of the international outsourcing business of PwC, (ii) additional revenues from certain existing clients as we further develop our relationship and increase the scope of work provided to them, (iii) revenues from new clients sold during 2004 and (iv) revenues from modest acquisitions anticipated to be made during 2004. Achievement of these objectives depends upon our ability to sign new clients at a pace beyond that achieved in 2003, and depends on the timing of the sale within the year. The transition of additional work from existing clients must occur on schedule and is anticipated to create incremental unbilled revenue as those clients transition to our proportional cost accounting methodology. The level of temporary staffing revenues is volatile and subject to short term increases and decreases, which can materially affect our growth but has little impact on profitability. Finally we must identify appropriate acquisition candidates and complete their acquisition in a timely fashion. These acquisition candidates could have the desired effect of increasing the proportion of our revenue that is “direct” as opposed to “indirect,” thereby helping to improve overall margins. If we are unable to achieve any of these objectives, or if the timing of these achievements is delayed significantly, we will have to look for other sources of new revenue, or we will not reach our objectives for the year.

Excluding the effect of new business, we expect our costs in 2004 to exceed 2003 levels because of the full year interest expense on our 2.5% Convertible Senior Notes and increases in compensation expense, principally base salary, fringe benefits, and bonus for our workforce. Further margin pressure will result from new hiring we anticipate in order to strengthen our workforce in several key areas, increased costs associated with service quality programs and process audits conducted to help clients comply with their own internal audit requirements, and initiation of previously agreed increases in client discounts and the anticipated reduction in the amount of high-margin project work from 2003 levels. These factors, net of any increases in unbilled revenues following the transition of certain contracts to the proportional cost accounting methodology, will result in net income for the first quarter of 2004 being approximately flat compared to that of the fourth quarter of 2003. In order to compensate for these margin pressures and reach our earnings target for 2004, we plan to continue to improve our mix of higher-margin “direct” revenue vs. lower-margin “third party” revenue by focusing our 2004 sales and acquisition efforts on direct revenue sources. We also plan to expand the operations of our India service center to lower the average cost of delivery of our services, increase our overall productivity, and improve overall margins. We will also continue to focus our efforts to drive the Six Sigma methodology throughout our business to enable us to reduce the costs of errors and rework through “first- time quality.” Net of these effects, and assuming we are successful at productivity improvement and further cost reductions, we expect unbilled receivables to increase during 2004.

Our expectations related to 2004 financial performance depend upon many factors, including principally our ability to develop new business and minimize delivery cost. Changes in our estimates of cost to perform under our contracts and the timing of new business and transition of certain existing contracts to the proportional cost accounting methodology could cause revenues to increase or decrease from today’s expectations, and commensurately affect unbilled receivables and deferred revenues. Furthermore, any changes that may be negotiated in new or existing contracts could require us to adopt different methods of revenue recognition for those contracts.

In connection with the previously announced potential merger of Bank of America Corporation and FleetBoston Financial Corporation, Bank of America is taking many steps to prepare for integration of the combined post-merger enterprise. These include a review of major vendors to Bank of America and Fleet. In this context, in November 2003, Bank of America issued an HR BPO Request for Information (the “RFI”) to us and to a provider that Fleet selected to provide HR services before the announcement of the planned merger. The RFI summarized Bank of America’s plans for a broad range of human resources processes and functions that we currently provide to Bank of America, and for selected additional services that we do not currently provide. The RFI solicited information from us regarding our plans for ongoing development and provision of these services, and their transition to the new integrated post-merger organization. We have provided a response to the RFI.

Bank of America has told us that their decision-making regarding HR BPO for the post-merger organization is only one of many integration projects they have underway, and they have not given us any definitive timetable for any decisions regarding provision of the services covered by the RFI. It is possible that the level and/or scope of services we provide to Bank of America could increase, decrease, or remain the same. In general, an increase in the level and/or scope of services we provide to the post-merger Bank of America would be a positive development for us, and a decrease in the level and/or scope of services would be negative. However, any changes in the level and/or scope of services we provide would probably involve complex pricing and other terms and variables not yet fully evaluated or negotiated, and therefore we cannot predict with certainty the timing of any changes or the effect of any changes upon our operating results.

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

	2001	2002	2003
Revenue	100.0%	100.0%	100.0%
Cost of Revenue	112.7	96.3	90.0
Gross Profit (Loss)	(12.7)	3.7	10.0
Selling, General and Administrative Expense	18.0	7.0	6.2
Income (Loss) from continuing operations	(30.7)	(3.3)	3.8
Investment and Interest Income, net	1.5	0.5	0.3
Income (Loss) from continuing operations Before Provision for Income Taxes and Income (Loss) from discontinued operations	(29.2)	(2.8)	4.1
Provision for Income Taxes	—	—	—
Income (Loss) from continuing operations	(29.2)	(2.8)	4.1
Income (Loss) from discontinued operations	0.1	0.2	(1.0)
Net Income (Loss)	(29.1)%	(2.6)%	3.1%

During the fourth quarter of fiscal 2003, we adopted a formal plan to dispose of our Gunn consulting operations. Accordingly, assets and liabilities of the Gunn consulting operation have been segregated and classified as held for sale and the operating results and cash flows have been presented as discontinued operations for all periods presented. As a result, revenue derived from our business process management clients represent 100% of our continuing operating revenues in all fiscal years presented. For further details of our discontinued operations, see Note 14 of our “Notes to Consolidated Financial Statements” included under Part II Item 8. “Financial Statements and Supplementary Data.”

We have adopted EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” for transactions entered into after June 30, 2003. The impact of adopting EITF Issue 00-21 was not material to our financial statements.

Years Ended December 31, 2003 and 2002

Revenue. Revenue for the years ended December 31, 2003 and 2002 was $480.3 million and $405.8 million, respectively. For the year ended December 31, 2003, three business process management clients accounted for 48%, 18% and 15%, respectively, of revenue as compared to three business process management clients accounting for 48%, 26% and 16%, respectively, of revenue for the year ended December 31, 2002. No other client accounted for more than 10% of revenue in the 2003 and 2002 periods. Furthermore, for the years ended December 31, 2003 and 2002, 29% and 26%, respectively, of our business process management revenue was generated from the provision of services with more highly variable volumes, such as staffing and learning, which depend upon client discretionary spending. Client usage of our staffing and learning services varies, and can decrease, and we anticipate a reversal in 2004 of the increased staffing volumes that we experienced at certain clients in 2003. The level of activity in our staffing services is sensitive to economic conditions and may be less in demand if interest rates increase or other economic conditions change. As described above, revenue from the highly variable volume services is recognized as the services are performed and is excluded from our contract estimates. The increase in the percentage of revenue generated from the provision of these highly variable volume services primarily resulted from increased usage of these services under our client contracts executed prior to 2003 and was not materially impacted by the transition of service responsibility to us under the business process management contracts executed in 2003 or the June 2003 acquisition of certain business process management contracts from PwC.

The $74.5 million revenue increase in the 2003 period as compared to the 2002 period resulted from a $41.1 million net increase in combined revenue from our business process management contracts with Bank of America Corporation, BP p.l.c., International Paper Company, Pactiv Corporation, Prudential Financial and Unisys Corporation which were the only business process management contracts common to both periods (“Common Contracts Base”); and $35.8 million from business process management contracts signed with new clients during 2003 and from certain smaller business process management contracts acquired in June 2003. Offsetting the increase to our revenue was a $2.4 million revenue reduction as a result of the completion of one of our business process management contracts during the fourth quarter of 2002. The net increase in revenue from the clients in the Common Contracts Base consisted of a $34.5 million increase in the provision of services with highly variable volumes together with a $15.7 million increase in project revenue partially offset by a $9.1 million decrease primarily driven by negotiated cost reductions for certain services provided by third-party vendors. As third-party vendor costs decrease, our life-of-contract revenue decreases to the extent these costs were recoverable from the client. However, our life-of-contract margins tend to improve as a result of the reduced costs and revenue over the remaining term of the contract and the margins are further enhanced to the extent we share in the savings from these cost reductions achieved in the provision of these services to our clients. Included in the Common Contracts Base revenue and operating income, for the years ended December 31, 2003 and 2002, were $24.7 million and $13.4 million, respectively, reflecting the cumulative impact of the change in estimates in each period arising from our updated life-of-contract estimates. These cumulative adjustments include application of our current contract estimates to inception-to-date contract costs incurred as of the beginning of the period for each contract that has reached operational stability to appropriately reflect the inception-to-date contract profits based upon our revised margin estimates and should not be considered indicative of future results. As of December 31, 2003, none of the contracts that were entered into during 2003 were deemed to have achieved operational stability. Revenue growth in 2004 and future periods will depend primarily upon our ability to obtain new clients and sell additional services to existing clients.

Cost of Revenue. Our cost of revenue for the years ended December 31, 2003 and 2002 was $432.6 million and $391.0 million, respectively. Cost of revenue consists primarily of compensation and benefits paid to our employees who are directly involved in providing our services, computer and communications equipment and services costs, facilities costs, depreciation and amortization of capitalized expenditures incurred in connection with our business process management contracts, and expenses associated with third-party vendors who provide services on our behalf for our clients within the scope of our business process management contracts. Prior to January 1, 2003, depreciation and amortization expense had been set forth as a separate line item in our Consolidated Statements of Operations. Commencing January 1, 2003, depreciation and amortization expense is included in cost of revenue and selling, general and administrative expense and, accordingly, the consolidated financial statements for the year ended December 31, 2002 have been reclassified to conform to the 2003 presentation. Depreciation and amortization expense included in cost of revenue for the years ended December 31, 2003 and 2002 was $22.4 million and $14.6 million, respectively. The increase in the cost of revenue for the year ended December 31, 2003 as compared to the year ended December 31, 2002 principally resulted from the progressive transition of service responsibility to Exult under our various business process management contracts, the June 2003 acquisition of certain business process management contracts and the continuing expansion of our infrastructure and service capacity.

Our gross profit increased $32.9 million to $47.7 million, or 10.0% of revenue, for the year ended December 31, 2003 from $14.8 million, or 3.7% of revenue, for the year ended December 31, 2002. The gross profit from our Common Contract Base improved to $64.2 million, or 14.4% of Common Contract Base revenue, in the 2003 period from $24.1 million, or 6.0% of Common Contract Base revenue, in the 2002 period. Offsetting the gross margin improvement from the Common Contract Base was the impact of $5.8 million of start-up costs incurred and charged to expense during the 2003 period from our newly-opened India client service center; a reduction in gross profit of $1.1 million from the completion of a business process management contract in December 2002 and the combination of a net gross loss from the contracts acquired in June 2003 and the business process management contracts signed during 2003, and an increase of $0.3 million in our currently unutilized capacity as we expand our Multi-Process OutsourcingSM capabilities. The gross loss from the combination of contracts acquired in June 2003 and the business process management contracts signed during 2003 arises primarily from certain transition costs incurred during the period in connection therewith and we expect all of these contracts to be profitable over the respective life of each contract.

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

Selling, General and Administrative Expense. Selling, general and administrative expense for the years ended December 31, 2003 and 2002 was $29.2 million, or 6.2% of revenue, and 28.6 million, or 7.0% of revenue, respectively. Selling, general and administrative expense generally consists of compensation for employees engaged in developing product features and service delivery capabilities; marketing, promoting and selling our services; and management and administrative activities. Selling, general and administrative expense also includes third-party consulting and marketing expenditures; facilities and office costs; legal, accounting and recruiting fees and expenses; and certain depreciation and amortization of capitalized expenditures. After reclassifying the 2002 period consolidated financial statements to conform with the 2003 presentation as discussed above, included in selling, general and administrative expense for the years ended December 31, 2003 and 2002, was $2.2 million and $3.9 million, respectively, of depreciation and amortization expense from certain capitalized costs and compensation deferrals. In addition, selling, general and administrative expense may include “business optimization costs” that are incurred during the period. We call these charges business optimization costs because they reflect our pursuit of strategies intended to enhance our efficiency and profitability as our operating scale increases and our business progresses toward operational maturity. For the year ended December 31, 2001, selling, general and administrative expense included business optimization costs totaling $18.5 million; the cash portion of these 2001 charges was expected to total $13.3 million. Through December 31, 2003, we have made cash payments totaling $10.2 million and reduced the initial accrual, and accordingly selling, general and administrative expense, by $0.2 million and $2.3 million during the years ended December 31, 2003 and 2002, respectively, as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in estimates with regard to the remaining arrangements. Excluding the impact of reduction in the initial accrual for business optimization costs, selling, general and administrative expense for the years ended December 31, 2003 and 2002 was

$29.5 million, or 6.1% of revenue, and $30.9 million, or 7.6% of revenue, respectively. The reduction in selling, general and administrative expense exclusive of the impact of business optimization costs in the 2003 period compared to the 2002 period was primarily the result of $1.4 million of additional compensation paid to a senior executive in the 2002 period. Future improvement in selling, general and administrative expense as a percentage of revenue depends upon revenue growth and leveraging existing infrastructure over a broader revenue base.

Investment and Interest Income, net. Investment and interest income, net for the years ended December 31, 2003 and 2002 consisted of investment and interest income of $2.9 million and $3.3 million, respectively, partially offset by interest expense of $1.9 million and $1.1 million, respectively. Investment and interest income is generated primarily from short-term investing of cash in excess of current requirements. During the years ended December 31, 2003 and 2002, we realized $0.7 million and $0.1 million in net gains from sales of short-term investments. Excluding the net gain, investment and interest income in the 2003 period was reduced versus the 2002 period primarily by the lower rates of interest in the market and also by the lower average available cash balances in the 2003 period. Interest expense is associated with certain long-term obligations in both periods. In September and October 2003, we issued $110.0 million principal amount of our 2.50% Convertible Senior Notes due October 1, 2010 at 97% of the principal amount thereof. The discounts and offering costs totaling approximately $3.4 million are being accreted over the remaining term of the notes to their stated maturity using the effective interest method. Accordingly, subject to reduction as a result of any conversion or redemptions of the notes, our interest expense will increase by accretion of the related discounts and offering costs plus coupon payments of approximately $2.8 million per year. Included in interest expense for the 2003 period is the interest cost associated with the notes for the period commencing from the issuance of the notes to December 31, 2003.

Provision for Income Taxes. We incurred losses from our founding in 1998 through September 30, 2002, resulting in federal, state and foreign net operating loss carryforwards. We achieved our first profitable quarter for the fourth quarter of 2002 and our profitability continued throughout 2003. Our 2003 net income resulted in the creation of additional deferred tax liabilities which will allow us to recognize in the future the benefit of certain deferred tax assets. Accordingly, we reduced our valuation allowance on our deferred net tax assets during the year ended December 31, 2003, to the extent the newly generated deferred tax liabilities will allow recovery of certain deferred tax assets. Therefore, no net tax provision was recorded for the year ended December 31, 2003. Although the fourth quarter of 2002 was profitable, we incurred a net loss for the entire year ended December 31, 2002. Accordingly, no provision for income taxes was recorded for the 2002 period. As of December 31, 2003, the remaining federal and state net operating loss carryforwards expire beginning in 2019 and 2007, respectively. The foreign net operating loss may be carried forward indefinitely. A full valuation allowance has been provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets. Upon utilization or expiration of the underlying net operating loss carryforwards, or elimination of the valuation allowance, we will begin to record income tax expense and commensurately lower net income for future periods in which we are profitable.

Net Income (Loss). The foregoing resulted in net income from continuing operations for the year ended December 31, 2003, of $19.6 million, or $0.18 per basic share and $0.17 per diluted share, compared to a net loss for the year ended December 31, 2002, of $11.6 million, or $0.11 per basic and diluted share.

Years Ended December 31, 2002 and 2001

Revenue. Revenue for the years ended December 31, 2002 and 2001, was $405.8 million and $257.0 million, respectively. The revenue increase for the 2002 period as compared to the 2001 period principally resulted from the progressive transition of service responsibility to us under five process management contracts that were executed at various dates from December 1999 through November 2000, together with two scope expansion amendments for an existing client that were executed during 2001 plus the addition of two new process management clients in October 2001 and January 2002. In addition, as a result of the maturation of our business, we determined during the third quarter of 2002 that it was no longer necessary to limit revenue recognition to amounts billed once a contract has reached operational stability. This resulted in a change in estimate for our contracts and recognition of $13.4 million of additional outsourcing revenue and operating income for the year ended December 31, 2002 for those contracts. A portion of this amount would previously have been recognized as revenue under those contracts if revenue for prior periods had not been limited to amounts billed, and a portion of this amount would not have been recognized until billed in future periods if revenue had continued to be limited to amounts billed under those contracts. As of December 31, 2002, all of our then existing long-term outsourcing contracts had reached operational stability.

For the year ended December 31, 2002, three process management clients accounted for 48%, 26% and 16%, respectively, of revenue as compared to two process management clients accounting for 46% and 44%, respectively, of revenue for the year ended December 31, 2001. No other client accounted for more than 10% of revenue in the 2001 and 2002 periods. For the years ended December 31, 2002 and 2001, 26% and 22%, respectively, of our process management revenue was generated from the provision of services with more highly variable volumes, such as staffing and learning, which depend upon client discretionary spending. As described above, revenue from these services is excluded from our contract estimates.

Cost of Revenue. Our cost of revenue for the years ended December 31, 2002 and 2001, was $391.0 million and $289.4 million, respectively, and our gross margin (loss) for the same periods was 3.7% and (12.7)%, respectively, of revenue. After reclassifying the 2002 and 2001 consolidated financial statements to conform with the 2003 presentation as discussed above, included in cost of revenue for the years ended December 31, 2002 and 2001, was $14.6 million and $6.0 million, respectively, of depreciation and amortization expense. The increase in the cost of revenue for the year ended December 31, 2002 as compared to the year ended December 31, 2001 principally resulted from the progressive transition of service responsibility to Exult under our various process management contracts and the continuing expansion of our infrastructure and service capacity. The improvement in our gross margin in the 2002 period as compared to the 2001 period reflects the increased leverage achieved through higher utilization of our client service centers and other service delivery systems combined with the impact of continuing cost controls and efficiency programs instituted in connection with our Multi-Process OutsourcingSM operating platform.

Selling, General and Administrative Expense. Selling, general and administrative expense for the years ended December 31, 2002 and 2001, was $28.6 million, or 7.0% of revenue, and $46.4 million, or 18.0% of revenue, respectively. After reclassifying the 2002 and 2001 financial statements to conform with the 2003 presentation as discussed above, included in selling, general and administrative expense for the years ended December 31, 2002 and 2001, was $3.9 million and $6.5 million, respectively, of depreciation and amortization expense. In addition, for the year ended December 31, 2001, selling, general and administrative expense included $18.5 million of business optimization costs as discussed above. There were no similar charges for the year ended December 31, 2002; however, we reduced the initial accrual, and accordingly selling, general and administrative expense, by $2.3 million during the year ended December 31, 2002, as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in estimates with regard to the remaining arrangements. Exclusive of business optimization costs, selling, general and administrative expense for the year ended December 31, 2002 and 2001 was $30.9 million, or 7.6% of revenue, and $27.9 million, or 10.9% of revenue, respectively. Exclusive of business optimization costs, the increase in selling, general and administrative expense for the year ended December 31, 2002 as compared to the year ended December 31, 2001, primarily resulted from increased compensation expense, while the decrease in the expense as a percentage of revenue resulted primarily from the rate of revenue growth experienced in the 2002 period.

Investment and Interest Income, net. Investment and interest income, net for the years ended December 31, 2002 and 2001 consisted of investment and interest income of $3.3 million and $4.5 million, respectively, partially offset by interest expense of $1.1 million and $0.7 million, respectively. Investment and interest income is generated primarily from short-term investing of cash in excess of current requirements. While the Company generally had greater available cash balances during the 2002 period as compared to the 2001 period, investment and interest income, net in the 2002 period decreased as compared to the 2001 period principally as a result of lower interest rates in the 2002 period. Interest expense is associated with certain long-term obligations in both periods and for the 2001 period debt incurred to purchase the Gunn Partners, Inc. assets in November 1999.

Income Taxes. We incurred losses from our founding in 1998 through September 30, 2002, resulting in federal, state and foreign net operating loss carryforwards. A full valuation allowance has been provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets and, accordingly, no benefit from income taxes was recorded in either period.

Net Loss. The foregoing resulted in a net loss from continuing operations for the years ended December 31, 2002 and 2001, of $11.6 million, or $0.11 per basic and diluted share, and $75.0 million, or $0.78 per basic and diluted share, respectively.

Discontinued Operations

In the fourth quarter of fiscal 2003, we determined that our Gunn consulting operations no longer fit our strategic operating objectives and accordingly adopted a formal plan to dispose of these operations within the next twelve-month period. Accordingly, the operating results of the operations have been classified as discontinued operations for all periods presented.

For the years ended December 31, 2003, 2002 and 2001, the Gunn consulting operation generated revenue of $6.5 million, $14.6 million and $15.5 million, respectively, resulting in net income (loss) of $(4.6) million, $0.9 million and $0.3 million, or (1.0)%, 0.2% and 0.1% of consolidated revenue from continuing operations, respectively. The loss from discontinued operations for the year ended December 31, 2003 included an impairment charge of approximately $3.3 million of goodwill as a result of management’s decision to dispose of certain assets and reduce the carrying value of the assets of the operation to its estimated fair value less estimated selling costs. Such impairment charges were recorded in accordance with the provisions of SFAS 144. As of December 31, 2003, subsequent to the write-offs, the net carrying value of the remaining assets in the consulting operation was approximately $100,000 and represents the net realizable value. This amount was classified as assets held for sale in the accompanying consolidated balance sheet as of December 31, 2003.

Liquidity and Capital Resources

Since our inception in October 1998 through December 31, 2003, we have financed our operations primarily with equity contributions, including net cash received from private placement sales of our capital stock totaling $169.5 million, the net proceeds from our September 2000 initial public offering and the August 2001 follow-on public offering totaling $157.0 million, and, to a lesser extent, by cash generated from our business, the exercise of stock options and warrants and participation in our employee stock purchase plan. In addition, we also raised net proceeds of $106.6 million from the sale of convertible senior notes during September and October 2003.

During the year ended December 31, 2001, we began generating revenue from our fourth and fifth process management clients, Unisys Corporation and Bank of America Corporation, respectively, and during the year ended December 31, 2002, we began generating revenue from our sixth and seventh process management clients, International Paper Company and Prudential Financial, respectively. We also opened our third and fourth primary client service center in January 2001 and January 2002, respectively. By December 31, 2002, all of our then existing process management contracts had reached operational stability and we had substantially completed transition activities with respect thereto. During the year ended December 31, 2003, we began generating revenue from several new process management clients, including BMO Financial Group, Universal Music Group, Vivendi Universal Entertainment, McKesson Corporation and Circuit City Stores, Inc., none of which had reached operational stability as of December 31, 2003. We also began operating client service centers in Canada and India. In addition, in June 2003, we acquired several smaller business process management contracts along with two additional client service centers in Brazil and the United Kingdom, and operating presences in continental Europe, Hong Kong and Singapore. During the years ended December 31, 2002 and 2001, we expended operating cash in support of revenue generated by our process management contracts and to fund the transition and transformation costs associated with our new process management contracts. We also used cash during both periods to pursue additional business opportunities and the development of our corporate infrastructure.

Operating Activities of Continuing Operations

Net cash provided by operating activities for the year ended December 31, 2003, was $23.2 million as compared to net cash used in operating activities of $5.5 million and $35.0 million for the years ended December 31, 2002 and 2001, respectively. The improvement in net cash provided by operating activities in the 2003 period as compared to the 2002 and 2001 periods principally results from the attainment of operational stability for all of our then existing contracts by the end of 2002 in conjunction with improved efficiency in, and leverage of, our service delivery model, resulting in net income from continuing operations of $19.6 million in the 2003 period as compared to net losses of $11.6 million and $75.0 million in the 2002 and 2001 periods, respectively. The net losses incurred in the 2002 and 2001 periods included non-cash charges of $1.4 million and $5.2 million, respectively, from the issuance of certain warrants and options during the 2001 period as well as the write off of certain asset values in both periods. The increase in cash provided by operating activities in the 2003 period as compared to the 2002 and 2001 periods was also due, in part, to net realized gains on sales of short-term investments, net of interest accretion of approximately $0.5 million in the 2003 period. During 2001, accounts payable and accrued liabilities and other increased by $29.1 million, further contributing to cash flow from operating activities. Partially offsetting these sources of cash provided by operating activities were increases in accounts receivable, net and prepaid expenses and other current assets of $25.4 million, $12.1 million and $10.4 million for the years ended December 31, 2003, 2002 and 2001, respectively, as well as a net decrease in accounts payable and accrued liabilities and other of $0.9 million and $6.4 million, respectively, in the 2003 and 2002 periods.

Investing Activities of Continuing Operations

Net cash used in investing activities for the years ended December 31, 2003, 2002 and 2001, was $40.5 million, $99.4 million and $42.3 million, respectively. The decrease in cash used in investing activities in the 2003 period as compared to the 2002 period and the increase in the 2002 period as compared to the 2001 period arises primarily from the impact of investments of our available cash. Prior to December 2001, we invested substantially all of our available cash in highly liquid temporary cash investments with initial maturities of 90 days or less which we classify as cash equivalents. Commencing in December 2001, in order to enhance our investment yield, we began to invest a portion of our available cash in financial instruments with maturity dates in excess of 90 days which we classify as short-term investments. These financial instruments consist primarily of U.S. government debt securities and high-grade investment quality debt securities with maturities of less than three years. Accordingly, the transactions in such securities are included in investing activities and represent net cash provided by investing activities of $22.6 million for the year ended December 31, 2003, as compared to net cash used in investing activities of $62.1 million and $20.2 million for the years ended December 31, 2002 and 2001, respectively. For all three periods, cash used in investing activities was used primarily to construct and expand our client service centers and our internal systems in support of our growing business, to make payments with respect to new client contracts or expansion of existing contracts and to fund client set up costs. In addition during 2003 as discussed above, we expended $16.6 million (net of cash acquired of $2.7 million) to purchase several smaller business process management contracts.

Financing Activities of Continuing Operations

We generated $107.3 million, $3.3 million and $127.0 million in cash, net from financing activities during the years ended December 31, 2003, 2002 and 2001, respectively. We generated net proceeds of $106.6 million from the sale of our 2.5% convertible senior notes during the 2003 period and $103.8 million from the August 2001 public offering of our common stock subsequent to our initial public offering in June 2000. There were no similar transactions in the 2002 period. Also during 2001, we raised $26.0 million in cash from the sales of our common stock to two vendors in private placement transactions. We generated cash of $3.8 million, $2.0 million and $6.0 million for the years ended December 31, 2003, 2002 and 2001, respectively, from the exercise of stock options in all three years and purchases under our employee stock purchase plan in the 2003 and 2002 periods, as well as $1.3 million during 2002 from the issuance of long-term obligations for cash. Partially offsetting the cash generated by these activities were payments we made of $3.0 million, $1.1 million and $5.3 million with respect to our long-term obligations during the years ended December 31, 2003, 2002 and 2001, respectively. The payments made in the 2001 period included the final $5.3 million installment payment for the purchase of the Gunn Partners, Inc. business.

We may generate negative cash flow from operations in the future. We also expect to continue our investments in fixed assets and direct contract costs to support the expansion and renovation of our facilities, including our existing client service centers, to make payments with regard to new client acquisitions, and to purchase related computer and other equipment necessary to support our client contracts and growth. In addition, from time to time in the ordinary course of business, we evaluate potential acquisitions of related businesses, assets, services and technologies. Such acquisitions, if completed, may require significant cash expenditures.

As of December 31, 2003, we had cash and short-term investments of $195.8 million. We believe that our cash on hand will be sufficient to satisfy our working capital requirements for at least the next 12 months. If we experience rapid growth or unanticipated expenses, we may need to raise additional funds through public or private debt or equity financings in order to maintain adequate cash balances to satisfy the expectations of prospective clients; finance acquisitions, expansion of our service capabilities, new client contracts with capital investment requirements, and other strategic opportunities; and address operating issues. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all, and if we need additional funds but cannot obtain them, our ability to fund our operations or strategic initiatives may be impaired.

Operating, Investing and Financing Activities of Discontinued Operations

In the fourth quarter of fiscal 2003, we determined that our Gunn consulting operations no longer fit our strategic operating objectives and accordingly adopted a formal plan to dispose of these operations. Accordingly, the operating results and cash flows of the operations have been reclassified as discontinued operations for all periods presented. During the year ended December 31, 2003, net cash provided by operating activities from discontinued operations was $789,000, net cash used by investing activities from discontinued operations was $805,000 and net cash provided by financing activities from discontinued operations was $0.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments for the periods indicated (in thousands):

	Jan 1, 2004 Dec 31, 2004	Jan 1, 2005 Dec 31, 2007	Jan 1, 2008 Dec 31, 2010	Thereafter	Total
Long-Term Debt Obligations(1)	$2,841	$12,935	$106,762	$—	$122,538
Operating Leases(2)	6,688	15,291	10,551	538	33,068
Unconditional Purchase Obligations(3)	1,013	12,352	—	—	13,365

Total	$10,542	$40,578	$117,313	$538	$168,971

(1)	In 2003, the Company sold $110.0 million principal amount of 2.50% Convertible Senior Notes (“Notes”) due October 1, 2010 at 97% of the principal amount thereof. As of December 31, 2003, the outstanding balance of the Notes was $106.7 million. The Company has entered into long-term arrangements, including capital lease arrangements, in connection with the purchase of certain current assets and fixed assets. For more information about the Company’s Long-Term Debt Obligations, see note 7 to the consolidated financial statements.

(2)	Operating lease obligations represent estimated lease payments primarily related to the Company’s domestic and international office spaces and various computer and office equipment. For more information about the Company’s operating lease obligations, see note 12 to the consolidated financial statements.

(3)	The Company has entered into various purchase commitments with third parties for certain products and services in connection with the Company’s process management services. For more information, see note 12 to the consolidated financial statements.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring “). The principal difference between SFAS No. 146 and EITF 94-3 relates to the timing of liability recognition. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”) was issued. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The accounting and reporting requirements will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with characteristics of both liabilities and equity” (“SFAS 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the FASB proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the FASB still plans to revise that definition through an amendment to Concepts Statement 6, the FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. SFAS 150 is effective for certain financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities”. FIN 46, as superseded by FIN46R, discussed below, clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003. For variable interest created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We are currently assessing the impact of adopting FIN 46. The effective date of the provisions of FIN 46 was subsequently deferred by FIN46R, as discussed below.

In December 2003, the FASB issued a revision to Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN46R” or the “Interpretation”). FIN46R clarifies the application of ARB No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses or receive a majority of the entity’s expected residual returns, or both.

Among other changes, FIN46R (a) clarified some requirements of the original FIN46 which had been issued in January 2003, (b) eased some implementation problems and (c) added new exceptions. FIN46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period after March 15, 2004 except that all public companies must, at a minimum, apply the provisions of the Interpretation to all entities that were previously considered “special purpose entities” under the FASB literature prior to the issuance of FIN46R by the end of the first reporting period ending after December 15, 2003. We do not anticipate that the adoption of FIN46 will have a material impact on our financial position, cash flows or results of operations

EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting, by a vendor such as us, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are closely interrelated or there is not sufficient evidence of relative fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. We adopted EITF Issue 00-21 for transactions entered into after June 30, 2003. The impact of adopting EITF Issue 00-21 was not material to our financial statements. We anticipate that, in the near-term, services and deliverables to be provided under new business process management contracts will generally be similar in nature to services and deliverables provided in connection with our existing contracts. Our market and service offering is relatively new, and certain of our services have not been sold on a stand alone basis either by us or our competitors. Therefore, we believe that there is not, and in the near-term will not be, sufficient evidence of fair value for certain elements of our contracts. We anticipate accounting for future multiple-element contracts that share these characteristics as a single unit and in the same manner as we account for our existing multiple-element contracts as long as there continues to be a lack of fair value for certain elements of our contracts and some portion of these elements remain undelivered until the completion of a contract.

On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. We do not anticipate that the adoption of SAB 104 will materially affect our revenue recognition policies, nor our results of operations, financial position or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Off-Balance Sheet Arrangements

We did not issue or invest in financial investments or other derivatives for trading or speculative purposes during the year ended December 31, 2003. As of December 31, 2003, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Interest Rate Sensitivity

At December 31, 2003, our investment portfolio consisted primarily of fixed income securities totaling $60.8 million. The carrying amount of these securities approximates fair market value. These securities are subject to interest rate risk and will decline in value if market rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of December 31, 2003, the decline in the fair value of the portfolio would not be material to our financial position or results of operations.

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates primarily in relation to the operating results of our foreign operations. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition. The potential impact depends upon the magnitude of the rate of change. We do not expect our exposure to changes in foreign currency exchange rates for our cash, accounts receivable and accounts payable to be material as substantially all of our cash, accounts receivable and accounts payable are denominated in U.S. dollars.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements identified in the Index to Consolidated Financial Statements appearing under “Item 15. Exhibits, Financial Statement Schedules, and Reports on Form-8K” of this report are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company filed a Current Report on Form 8-K dated May 24, 2002, to report a change in the Company’s certifying accountant from Arthur Andersen LLP to KPMG LLP.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they are unaware of any reason to believe that the Company’s disclosure controls and procedures are not effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Commission.

Changes in internal controls. There was no significant change in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Except for certain information concerning the Company’s executive officers which is included under the caption “Executive Officers and Certain Key Employees of the Registrant” following Part I, Item 4 of this report, the information required under this Item is included in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders under the captions “Item I – Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” which will be filed with the Securities and Exchange Commission no later than April 29, 2004, and is incorporated herein by reference.

The Company has adopted and posted on its website at www.exult.com a Financial Officer Code of Ethics (the “Code of Ethics”) that applies to the Company’s Chief Executive Officer, President and all employees in its Finance Department. If any amendments are made to the Code of Ethics or if any waiver, including any implicit waiver, from a provision of the Code of Ethics is granted to the Company’s Chief Executive Officer, President, or an employee in its Finance Department, the Company will disclose the nature of such amendment or waiver on its website.

Item 11.	EXECUTIVE COMPENSATION.

The information required under this Item is included in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders under the caption “Executive Compensation”, which will be filed with the Securities and Exchange Commission no later than April 29, 2004, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this Item, with the exception of the equity compensation plan information presented below, is included in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” which will be filed with the Securities and Exchange Commission no later than April 29, 2004, and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes, as of December 31, 2003, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	25,800,348	$6.86	1,911,518(1)
Individual equity compensation arrangements (aggregated)	N/A	N/A	N/A
Total	25,800,348	$6.86	1,911,518

(1)	The Exult, Inc. 2000 Equity Incentive Plan authorizes the issuance of shares of Common Stock as well as options. As of December 31, 2003, there were, in the aggregate, 1,911,518 shares remaining available for issuance (excluding securities to be issued upon exercise of outstanding awards) pursuant to the 2000 Plan. The share reserve under the 2000 Plan automatically increases on the first trading day in January of each year, beginning with calendar year 2001, by an amount equal to 5 percent of the total number of shares of Company Common Stock outstanding on the last trading day in December of the immediately prior year, but in no event will any such annual increase exceed 6,000,000 shares. In accordance with this provision, the share reserve increased by 5,424,943 shares in January 2004. Shares subject to awards under the 2000 Plan that expire or are otherwise cancelled or terminated are again available for future grant.

The Company does not have any equity compensation plans that were not previously approved by stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required under this Item is included in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” which will be filed with the Securities and Exchange Commission no later than April 29, 2004, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is included in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders under the caption “Fees Paid to Independent Auditors” which will be filed with the Securities and Exchange Commission no later than April 29, 2004, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report:

1.	Index to consolidated financial statements

2.	Financial statement schedules

Page
Independent Auditors’ Reports on Supplemental Schedule	See Exhibit 99.1
Supplemental Schedule — Schedule II — Valuation and Qualifying Accounts	See Exhibit 99.2

3.	Exhibits

See Item (c) below.

(b)	Reports on Form 8-K.

On October 23, 2003, the Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission, Current Report, furnishing a copy of the Registrant’s press release announcing its earnings for the quarter ended September 30, 2003.

(c)	Exhibits.

2.1(1)	Asset Purchase Agreement by and among Exult, Inc., Gunn Partners, Inc., the shareholders of Gunn Partners, Inc. and Michael Gibson dated as of November 22, 1999

2.2(1)	Asset Purchase Agreement dated as of December 20, 1999 among Pactiv Corporation, Pactiv Business Services, Inc. and Exult, Inc.

2.3(11)	Sale and Purchase Agreement, among Exult, Inc., PwC BPO BV, PwC BPO (UK) Limited, PricewaterhouseCoopers (Resources), P.W. & Co., PricewaterhouseCoopers LLP (UK), PricewaterhouseCoopers LLP (US), PricewaterhouseCoopers Accountants NV, and PricewaterhouseCoopers Belastingadviseurs NV dated as of June 9, 2003

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Exult, Inc.

3.2(1)	Amended and Restated Bylaws of Exult, Inc.

4.1(1)	See Exhibits 3.1 and 3.2 for provisions of the Exult, Inc.’s Certificate of Incorporation and Bylaws defining the rights of holders of Exult, Inc.’s Common Stock

4.2(1)	Specimen Common Stock certificate

4.3(1)	Amended and Restated Registration Rights Agreement among Exult, Inc. and the Stockholders identified therein dated December 23, 1999

4.4(1)	Amendment No. 1 to Amended and Restated Registration Rights Agreement among Exult and the Stockholders identified therein dated February 10, 2000

4.5(13)	Indenture, dated as of September 30, 2003, by and between Exult, Inc. and Bank One Trust Company, N.A., as Trustee (including Form of 2.50% Convertible Senior Notes due October 1, 2010)

4.6(13)	Registration Rights Agreement, dated as of September 30, 2003, between Exult, Inc. and Goldman, Sachs & Co., Banc of America Securities LLC, and Morgan Stanley & Co. Incorporated, as Initial Purchasers

10.1.1(1)*	Registrant’s 1999 Stock Option/Stock Issuance Plan

10.1.2(1)*	Form of Notice of Grant of Stock Option

10.1.3(1)*	Form of Stock Option Agreement

10.1.4(1)*	Form of Addendum to Stock Option Agreement

10.1.5(1)*	Form of Stock Purchase Agreement

10.1.6(1)*	Form of Addendum to Stock Purchase Agreement

10.1.7(1)*	Form of Stock Issuance Agreement

10.1.8(1)*	Form of Addendum to Stock Issuance Agreement

10.2.1(1)*	Registrant’s 1999 Special Executive Stock Option/Stock Issuance Plan

10.2.2(1)*	Form of Notice of Grant of Stock Option

10.2.3(1)*	Form of Stock Option Agreement

10.2.4(1)*	Form of Addendum to Stock Option Agreement

10.2.5(1)*	Form of Stock Purchase Agreement

10.2.6(1)*	Form of Addendum to Stock Purchase Agreement

10.2.7(1)*	Form of Stock Issuance Agreement

10.2.8(1)*	Form of Addendum to Stock Issuance Agreement

10.3(1)*	Form of Directors’ and Officers’ Indemnification Agreement

10.4(1)*	Founder Stock Purchase Agreement by and among BPO-US, Inc., James Madden and General Atlantic Partners, LLC dated April 1, 1999

10.5.1(1)*	Amended and Restated Registration Rights Agreement among Exult, Inc. and the Stockholders identified therein dated December 23, 1999

10.5.2(1)*	Amendment No. 1 to Amended and Restated Registration Rights Agreement among Exult and the Stockholders identified therein dated February 10, 2000

10.6.1(1)	Lease Agreement Venture Technology Center VI Building, The Woodlands, Montgomery County, Texas between The Woodlands Corporation and Tenneco Business Services, Inc. dated August 15, 1995

10.6.2(1)	Assignment and Assumption of Lease between Pactiv Business Services, Inc. (formerly known as Tenneco Business services, Inc.) and Exult, Inc. dated January 1, 2000

10.7(1)†	Framework Agreement dated December 7, 1999 by and between the Company and BP Amoco, p.l.c.

10.8(1)†	US Country Agreement dated December 7, 1999 by and between the Company and BP America, Inc.

10.9(1)†	UK Country Agreement dated December 7, 1999 by and between Exult Limited and BP International Limited

10.10(1)	Lease among Scottish Mutual Assurance p.l.c. and Exult Limited and Exult, Inc.

10.11(1)*	Registrant’s 2000 Equity Incentive Plan

10.12(1)*	Loan Agreement dated May 30, 2000 by and between Exult, Inc. and Kevin Campbell

10.13(2)†	Master Services Agreement by and between Exult, Inc. and Unisys Corporation dated August 28, 2000

10.14(3)*	Employment Agreement, Severance Agreement, and Stock Option Addendum for James C. Madden, V

10.15(3)*	Employment Agreement, Severance Agreement, and Stock Option Addendum for Stephen M. Unterberger

10.16(3)	Office Lease between Temple Property Holdings Limited and Exult Limited dated June 13, 2000

10.17(3)	Unit Purchase Agreement between Exult, Inc. and Bank of America Corporation dated October 12, 2000

10.18(3)	Common Stock Warrant Issued to Bank of America October 12, 2000

10.19.1(3)†	Master Services Agreement between Exult, Inc. and Bank of America Corporation dated November 21, 2000

10.19.2(5)†	Amendment No. 1 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated as of March 15, 2001

10.19.3(5)†	Addendum 2 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated as of September 10, 2001

10.19.4(9)†	Addendum 3 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated May 23, 2002

10.19.5(9)†	Addendum 4 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated June 21, 2002

10.19.6(9)†	Addendum 5 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated July 1, 2002

10.19.7(10)††	Addendum 6 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated November 22, 2002

10.19.8(10)†	Amendment 2 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated December 20, 2002

10.19.9(12)	Amendment 3 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated as of April 14, 2003

10.19.10(12)†	Addendum 3A to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated as of June 2, 2003

10.19.11(12)† †	Addendum 7 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated as of April 25, 2003

10.19.12††	Addendum 8 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated as of October 6, 2003

10.20(3)†	Office Space Lease between Bank of America, National Association and Exult, Inc. dated November 21, 2000

10.21(4)†	Common Stock Purchase Agreement by and between Exult, Inc. and Automatic Data Processing, Inc. dated as of June 11, 2001

10.22(6)†	Human Resources Services Agreement between Exult, Inc. and International Paper Company dated as of October 18, 2001

10.23(6)†	Systems Services Agreement between Exult, Inc. and International Paper Company dated as of October 18, 2001

10.24(6)†	Technical Services Agreement between Exult, Inc. and International Paper Company dated as of October 18, 2001

10.25(6)†	Sublease between Exult, Inc. and International Paper Company dated as of January 1, 2002

10.26(7)*	Registrant’s 2000 Employee Stock Purchase Plan, amended and restated as of January 1, 2002

10.27.1(7)*	Offer Letter for Richard Jones

10.27.2(7)*	Loan Agreement dated September 1, 2000 by and between Exult, Inc. and Richard Jones

10.27.3(7)*	Bonus Letter dated September 1, 2000 by and between Exult, Inc. and Richard Jones

10.28(8)†	Services Agreement between Exult, Inc. and The Prudential Insurance Company of America dated as of January 11, 2002

10.28.1(13)†	Amendment No. 2 to Services Agreement between Exult and Prudential dated as of January 11, 2002

10.28.2(13)†	Amendment No. 4 to Services Agreement between Exult and Prudential dated as of January 11, 2002

10.28.3††	Amendment No. 5 to Services Agreement between Exult and Prudential dated as of January 11, 2002

10.28.4††	First Amendment to Services Agreement between Exult and Prudential dated as of January 11, 2002

10.28.5††	Amendment No. 6 to Services Agreement between Exult and Prudential dated as of January 11, 2002

10.29.1(10)*	Amended and Restated Employment Agreement dated December 23, 2002 by and between Exult, Inc. and Kevin M. Campbell

10.29.2(10)*	Amended and Restated Severance Agreement dated December 23, 2002 by and between Exult, Inc. and Kevin M. Campbell

10.29.3(10)*	Amended and Restated Stock Option Addendum dated December 23, 2002 by and between Exult, Inc. and Kevin M. Campbell

10.29.4(10)*	Employment Restructuring Agreement dated December 23, 2002 by and between Exult, Inc. and Kevin M. Campbell

10.29.5(10)*	Restricted Stock Agreement dated December 23, 2002 by and between Exult, Inc. and Kevin M. Campbell

10.30.1*	Executive Employment Agreement dated as of June 27, 2000, between Exult, Inc. and Michael J. Salvino

10.30.2*	Stock Option Addendum dated as of August 25, 2003, between Exult, Inc. and Michael J. Salvino

10.31.1(12)*	Employment Agreement dated as of June 2, 2003, between Exult, Inc. and John A. Adams

10.31.2(12)*	Severance Agreement dated as of June 2, 2003, between Exult, Inc. and John A. Adams

10.31.3(12)*	Stock Option Addendum dated as of June 2, 2003, between Exult, Inc. and John A. Adams

10.31.4(12)*	Indemnification Agreement dated as of June 2, 2003, between Exult, Inc. and John A. Adams

10.31.5(12)*	Restricted Stock Agreement dated as of June 2, 2003, between Exult, Inc. and John A. Adams

10.31.6(13)*	Amendment No. 1 to Employment Agreement dated as of September 8, 2003, by and between John A. Adams and Exult, Inc.

10.32.1††	Amendment #1 to, and Restatement of, Master Services Agreement, Service Agreement Number 1, and Service Agreement Number 2, between Exult Canada, Inc. and Bank of Montreal, dated as of April 23, 2003

10.32.2(12)	Common Stock Warrant issued to Bank of Montreal on April 23, 2003

10.32.3(14)††	Guaranty dated as of April 23, 2003 between Exult, Inc. and Bank of Montreal

10.33(13)	Purchase Agreement dated September 24, 2003, between Exult, Inc. and Goldman, Sachs & Co., Banc of America Securities LLC, and Morgan Stanley & Co. Incorporated, as Initial Purchasers, related to issuance of Exult Inc.’s 2.5% Convertible Senior Notes due October 1, 2010

21.1	Subsidiaries of Exult, Inc.

23.1	Consents of Independent Public Accountants

31.1	Written statement of the Chief Executive Officer of Exult, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Written statement of the Chief Financial Officer of Exult, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Written statement of the Chief Executive Officer and Chief Financial Officer of Exult, Inc. pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reports of Independent Public Accountants on Supplemental Schedule

99.2	Supplemental Schedule - Schedule II - Valuation and Qualifying Accounts

99.3(7)	Letter to SEC Pursuant to Temporary Note 3T

(1)	Previously filed with the Registrant’s Registration Statement on Form S-1, Registration Number 333-31754, and incorporated herein by reference.

(2)	Previously filed with the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(3)	Previously filed with the Registrant’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(4)	Previously filed with the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(5)	Previously filed with the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(6)	Previously filed with the Registrant’s current report on Form 8-K dated October 18, 2001 and incorporated herein by reference.

(7)	Previously filed with the Registrant’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(8)	Previously filed with the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

(9)	Previously filed with the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(10)	Previously filed with the Registrant’s annual report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(11)	Previously filed with the Registrant’s current report on Form 8-K dated June 24, 2003 and incorporated herein by reference.

(12)	Previously filed with the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(13)	Previously filed with the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(14)	Filed as Exhibit U to Exhibit 10.32.1 to this Annual Report on Form 10-K.

†	Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

††	Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

*	This exhibit is a management contract or a compensatory plan or arrangement.

(d)	See item (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXULT, INC. (Registrant)

Date: March 2, 2004	By:	/s/ JAMES C. MADDEN, V

James C. Madden, V Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. MADDEN, V James C. Madden, V	Chief Executive Officer and Chairman of the Board (principal executive officer)	March 2, 2004

/s/ JOHN A. ADAMS John A. Adams	Chief Financial Officer (principal financial and accounting officer)	March 2, 2004

/s/ J. MICHAEL CLINE J. Michael Cline	Director	March 2, 2004

/s/ STEVEN A. DENNING Steven A. Denning	Director	March 2, 2004

/s/ MARK F. DZIALGA Mark F. Dzialga	Director	March 2, 2004

/s/ MICHAEL A. MILES Michael A. Miles	Director	March 2, 2004

/s/ THOMAS J. NEFF Thomas J. Neff	Director	March 2, 2004

/s/ JOHN R. OLTMAN John R. Oltman	Director	March 2, 2004

A. Michael Spence	Director

/s/ MARY ALICE TAYLOR Mary Alice Taylor	Director	March 2, 2004

/s/ KARL M. VON DER HEYDEN Karl M. von der Heyden	Director	March 2, 2004

INDEPENDENT AUDITORS’ REPORTS

To the Board of Directors and Stockholders

Exult, Inc.:

We have audited the accompanying consolidated balance sheets of Exult, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Exult, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 23, 2002.

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

In our opinion, the 2002 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exult, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of Exult, Inc. and subsidiaries as December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 3, the 2001 consolidated financial statements have been restated. We audited the adjustments described in Note 3 that were applied to restate the 2001 consolidated financial statements, as well as certain additional disclosures in the 2001 consolidated financial statements, as described in Note 3 and Note 6. In our opinion, such adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Exult, Inc. and subsidiaries other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Orange County, California

January 29, 2004

The following audit report of Arthur Andersen LLP is a copy of the original report dated January 23, 2002 rendered by Arthur Andersen LLP on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, and has not been reissued by Arthur Andersen LLP since that date. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933. The Arthur Andersen LLP audit report refers to consolidated balance sheets of Exult, Inc. and subsidiaries as of December 31, 2000 and 2001, and consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended December 31, 1999 and 2000; pursuant to the rules of the Securities and Exchange Commission, those financial statements were included in our Annual Report on Form 10-K for the year ended December 31, 2001, but are not included in this report.

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

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Orange County, California

January 23, 2002

EXULT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except per share amounts)

	December 31,
	2002	2003
ASSETS
Current Assets:
Cash and cash equivalents	$42,846	$135,026
Short-term investments	84,451	60,781
Accounts receivable, net	28,587	58,720
Prepaid expenses and other current assets	27,105	26,973
Assets held for sale	—	100

Total Current Assets	182,989	281,600
Fixed Assets and Direct Contract Costs, net	54,105	69,010
Intangible Assets, net	37,564	60,213
Other Assets, net	19,738	19,401

Total Assets	$294,396	$430,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,683	$24,331
Accrued liabilities and other	31,759	32,154
Current portion of long-term liabilities	2,862	2,444

Total Current Liabilities	52,304	58,929

Convertible Senior Notes	—	106,713
Other Long-Term Obligations, net of current portion	12,794	12,168

Long-Term Liabilities, net of current portion	12,794	118,881

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.0001 par value;
Authorized — 15,000 shares; Issued and outstanding — none at December 31, 2002 and 2003, respectively	—	—
Common stock, $0.0001 par value;
Authorized — 500,000 shares; Issued and outstanding — 106,202 and 108,711 at December 31, 2002 and 2003, respectively	11	11
Additional paid-in capital	424,505	430,583
Deferred compensation	(1,928)	(1,789)
Accumulated other comprehensive income
Cumulative translation adjustments	1,285	4,018
Unrealized gain on investments	891	99
Accumulated deficit	(195,466)	(180,508)

Total Stockholders’ Equity	229,298	252,414

Total Liabilities and Stockholders’ Equity	$294,396	$430,224

See accompanying notes to consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

	Year Ended December 31,
	2001	2002	2003
Revenue	$257,052	$405,842	$480,322
Cost of Revenue	289,400	391,017	432,590

Gross Profit (Loss)	(32,348)	14,825	47,732
Selling, General and Administrative Expense	46,435	28,610	29,249

Income (Loss) from Operations	(78,783)	(13,785)	18,483
Investment and Interest Income, net	3,794	2,213	1,077

Income (Loss) from Continuing Operations before
Provision for Income Taxes	(74,989)	(11,572)	19,560
Provision for Income Taxes	—	—	—

Income (Loss) from Continuing Operations	(74,989)	(11,572)	19,560
Income (Loss) from Discontinued Operations, net of
Provision for Income Taxes	338	973	(4,602)

Net Income (Loss)	$(74,651)	$(10,599)	$14,958

Net Income (Loss) per Common Share - Basic
Income (Loss) from Continuing Operations	$(0.78)	$(0.11)	$0.18

Income (Loss) from Discontinued Operations	$0.01	$0.01	$(0.04)

Net Income (Loss)	$(0.77)	$(0.10)	$0.14

Net Income (Loss) per Common Share - Diluted
Income (Loss) from Continuing Operations	$(0.78)	$(0.11)	$0.17

Income (Loss) from Discontinued Operations	$0.01	$0.01	$(0.04)

Net Income (Loss)	$(0.77)	$(0.10)	$0.13

Weighted Average Number of Common Shares Outstanding:
Basic	96,622	105,199	106,870

Diluted	96,622	105,199	115,460

EXULT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Year Ended December 31,
	2002	2003
Net Income (Loss)	$(10,599)	$14,958

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	1,410	2,733
Unrealized gain (loss) on investments	891	(792)

Total other comprehensive income (loss)	2,301	1,941

Net Comprehensive Income (Loss)	$(8,298)	$16,899

See accompanying notes to consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Convertible Preferred Stock		Common Stock				Accumulated Other Comprehensive Income			Total Stockholders’ Equity
	Shares	Amount	Shares	Par	Additional Paid-in Capital	Deferred Compensation	Cumulative Translation Adjustments	Unrealized Gain on Investments	Accumulated Deficit
BALANCE, January 1, 2001	—	$—	90,956	$9	$284,393	$(2,757)	$—	$—	$(110,216)	$171,429
Issuance of common stock in public offering	—	—	8,000	1	100,317	—	—	—	—	100,318
Issuance of common stock for cash	—	—	2,068	—	26,000	—	—	—	—	26,000
Exercise of stock options and warrants	—	—	3,048	—	5,472	—	—	—	—	5,472
Employee stock plan purchases	—	—	123	—	1,080	—	—	—	—	1,080
Issuance of stock options for services	—	—	—	—	36	—	—	—	—	36
Accelerated vesting of stock options net of related unamortized deferred compensation	—	—	—	—	2,516	524	—	—	—	3,040
Amortization of deferred compensation	—	—	—	—	—	1,035	—	—	—	1,035
Cumulative translation adjustments	—	—	—	—	—	—	(125)	—	—	(125)
Net loss	—	—	—	—	—	—	—	—	(74,651)	(74,651)

BALANCE, December 31, 2001	—	—	104,195	10	419,814	(1,198)	(125)	—	(184,867)	233,634
Exercise of stock options	—	—	1,246	1	1,987	—	—	—	—	1,988
Employee stock plan purchases	—	—	211	—	806	—	—	—	—	806
Accelerated vesting of stock options net of related unamortized deferred compensation	—	—	—	—	258	67	—	—	—	325
Issuance of restricted stock	—	—	550	—	1,640	(1,640)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	843	—	—	—	843
Cumulative translation adjustments	—	—	—	—	—	—	1,410	—	—	1,410
Change in unrealized gain on investments	—	—	—	—	—	—	—	891	—	891
Net loss	—	—	—	—	—	—	—	—	(10,599)	(10,599)

BALANCE, December 31, 2002	—	—	106,202	11	424,505	(1,928)	1,285	891	(195,466)	229,298
Exercise of stock options	—	—	2,210	—	3,146	—	—	—	—	3,146
Employee stock plan purchases	—	—	149	—	637	—	—	—	—	637
Issuance of restricted stock	—	—	150	—	998	(998)	—	—	—	—
Issuance of non-cash common stock warrant	—	—	—	—	1,297	—	—	—	—	1297
Amortization of deferred compensation	—	—	—	—	—	1,137	—	—	—	1,137
Cumulative translation adjustments	—	—	—	—	—	—	2,733	—	—	2,733
Change in unrealized gain on investments	—	—	—	—	—	—	—	(792)	—	(792)
Net income	—	—	—	—	—	—	—	—	14,958	14,958

BALANCE, December 31, 2003	—	$—	108,711	$11	$430,583	$(1,789)	$4,018	$99	$(180,508)	$252,414

See accompanying notes to consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(74,651)	$(10,599)	$14,958
Adjustments to reconcile net income (loss) to net cash used in operating activities —
Depreciation and amortization	15,600	22,229	29,729
Discount accretion on long-term obligations	—	—	1,079
Net realized gains, net of purchase price discount amortization	—	—	488
Charges for warrants and options	3,076	—	—
Write off of asset values	2,165	1,380	3,309
Changes in operating assets and liabilities —
Accounts receivable, net	(1,861)	(9,013)	(25,911)
Other receivables, prepaid expenses and other current assets	(8,512)	(3,102)	544
Accounts payable	6,432	7,776	5,235
Accrued liabilities and other	22,717	(14,163)	(6,188)

Net operating cash flows from continuing operations	(35,034)	(5,492)	23,243
Net operating cash flows from discontinued operations	—	—	789

Net cash provided by (used in) operating activities	(35,034)	(5,492)	24,032

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for Fixed Asset
Purchases and Direct Contract Costs	(20,957)	(24,456)	(27,927)
Expenditures for Client Contract Related Intangible Assets	—	(13,600)	(19,485)
Purchases of Outsourcing Business, net of cash acquired	—	—	(16,623)
Purchases of Investments	(25,212)	(239,259)	(86,281)
Proceeds from Investments	5,000	177,156	108,918
Changes in Other Assets	(1,140)	712	877

Net investing cash flows from continuing operations	(42,309)	(99,447)	(40,521)
Net investing cash flows from discontinued operations	—	—	(805)

Net cash (used in) investing activities	(42,309)	(99,447)	(41,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	126,318	1,131	—
Net Proceeds from Issuance of Convertible Senior Notes	—	—	106,567
Proceeds from Exercise of Stock Options	6,028	1,988	3,783
Proceeds from Other Long-Term Obligations	—	1,280	—
Payments on Other Long-Term Obligations	(5,349)	(1,074)	(3,001)

Net cash provided by financing activities	126,997	3,325	107,349

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(187)	103	2,125

Net Increase (Decrease) in Cash and Cash Equivalents	49,467	(101,511)	92,180
Cash and Cash Equivalents, beginning of period	94,890	144,357	42,846

Cash and Cash Equivalents, end of period	$144,357	$42,846	$135,026

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$1,464	$1,056	$1,974

Income taxes	$48	$373	$30

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock, Options and Warrants Issued for Services	$36	$1,640	$998

Acquisition of Prepaid Assets through Other Long-Term Obligations	$—	$9,012	$—

Acquisition of Fixed Assets through Other Long-Term Obligations	$1,621	$3,197	$1,024

Common Stock Warrant Issued for Client Contract Related Intangible Asset	$—	$—	$1,297

See accompanying notes to consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Description of Business

Exult, Inc. and subsidiaries (“Exult” or the “Company”) designs, implements, and manages comprehensive web-enabled human resources processes in support of the employees of clients, generally under long-term contracts. Exult was incorporated in the state of Delaware on October 29, 1998 and began marketing its services in 1999.

2.	Summary of Significant Accounting Policies

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts.

Principles of Consolidation

The consolidated financial statements include the accounts of Exult, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year and prior quarter balances have been reclassified to conform to current financial statement presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity period of these investments. The Company has evaluated its investment policies consistent with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and determined that substantially all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment and interest income, net. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment and interest income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment and interest income, net.

Assets Held for Sale to Clients

Assets held for sale to clients are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Assets held for sale to clients are included in prepaid expenses and other current assets.

Investments in unconsolidated entities.

The Company accounts for its investments in certain companies where it does not have the ability to influence or control the entity using the cost method. Under the cost method of accounting, the investments are recorded at cost, generally at a level of ownership of less than 20%.

Fixed Assets

Fixed assets are stated at cost for purchased assets and at the lesser of the present value of minimum lease payments or fair value for capital lease assets. Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the assets. Capital lease assets are depreciated over the shorter of the estimated useful life of the assets or the life of the lease. Significant additions and improvements to fixed assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any gain or loss is reflected in the results of operations. Maintenance, repairs and minor renewals are charged directly to expense as incurred.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Capitalized Costs

In accordance with Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” the Company expenses all costs associated with the development of internal use software other than those incurred during the application development stage. Costs related to application development are capitalized and included in Fixed Assets and Direct Contract Costs. Such assets are amortized over the estimated useful life of the software.

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain of the Company’s long-lived assets are assessed.

Management believes that there were no events or changes in circumstances that would indicate that an asset might not be recoverable as of December 31, 2003, except as disclosed in Note 14 below related to the discontinued operations of the Company’s Gunn consulting business.

Derivative Financial Instruments

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities”, as further amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the Company recognizes all derivatives as either assets or liabilities and measures those instruments at fair market value. Derivatives that are not hedges are adjusted to fair value through earnings. If the derivative is a hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Revenue Recognition

The Company’s primary source of revenue is fees earned for providing HR business process management services under long-term contracts. The Company also receives revenue from client projects. The Company bills its clients on a fee-for-service basis for process management clients and on a per diem basis for certain discrete projects for its process management clients. Fee-for-service process management contracts are generally structured so that the Company receives a fee that is no greater than the client’s historical cost of operating the functions assumed by the Company. After the Company has achieved a negotiated minimum cost reduction, in certain instances the Company may be required to share further savings with its clients in a negotiated gain sharing arrangement. The amount of savings to be shared with clients is determined on a periodic basis in accordance with the terms of the applicable contracts.

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

The Company’s process management service contracts generally have terms of up to ten years, encompass multiple HR administrative processes, and require the Company to provide high levels of service at reduced costs to the client. These contracts contain multiple responsibilities for the Company, including both the Company’s assumption of responsibility for transaction processing and administration, and transformation of the way HR work is performed over time by the client. The transformation work done by the Company is largely in addition to the work required to initiate and sustain service under the contract, and is ongoing for the life of the contract. Transformation activities include implementation and integration of new systems and tools, process change and standardization, consolidation of related activities, globalization of solutions across the client’s business and geographic reach, rationalization of third-party vendors to produce lower costs and better service and service metrics, establishment of an overall integrated service delivery model and the design and implementation of performance measurements, metrics and reports that support the client’s goals. The process management service contracts also identify specific deliverables associated with the multiple elements described above, in addition to numerous deliverables that are produced for the benefit of the client in the ordinary course under the contract that are not specifically identified in the contract. While these deliverables generally can be completed by third parties, clients choose to obligate the Company to perform this work.

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

Before 2002, it was the Company’s practice to limit the amount of revenue recognized as described above to the amounts that have been or can be billed as of the end of the reporting period under the terms of the contracts. This limitation was implemented earlier in the Company’s history to minimize the potential impact of changes in estimates, which were more likely to be significant before the Company had achieved operational maturity in its business and operational stability in its underlying contracts. Now that the Company’s business has matured, the Company’s practice is to apply the revenue limitation on a contract-by-contract basis only until each contract achieves operational stability, and then to adjust the cumulative revenue recognized to date for that contract to fully reflect the then current estimates of profitability for the contract over its term. The Company has established certain quantifiable measures to identify the point at which a contract has achieved operational stability. As of December 31, 2002, the Company had removed the revenue limitation for all of its then existing contracts. Revised estimates of contract margins and the discontinuance of the revenue limitation resulted in a net increase to revenue of $13.4 million and $24.7 million for the year ended December 31, 2002 and 2003, respectively. As of December 31, 2003, none of the contracts that were entered into during 2003 were deemed to have achieved operational stability.

Some of the Company’s services relate to HR processes, such as staffing and learning, for which client spending is discretionary to a significant degree. These processes are also highly sensitive to changes in client policies and strategies, as well as economic

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are closely interrelated or there is not sufficient evidence of relative fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company adopted EITF Issue 00-21 for transactions entered into after June 30, 2003. The impact of adopting EITF Issue 00-21 was not material to the Company’s consolidated financial statements. Management anticipates that, in the near-term, services and deliverables to be provided under new business process management contracts will generally be similar in nature to services and deliverables provided in connection with the Company’s existing contracts. The Company’s market and service offering is relatively new, and certain of the Company’s services have not been sold on a stand alone basis either by the Company or its competitors. Therefore, management believes that there is not, and in the near-term will not be, sufficient evidence of fair value for certain elements of the Company’s contracts. Management anticipates accounting for future multiple-element contracts that share these characteristics as a single unit and in the same manner as the Company accounts for its existing multiple-element contracts as long as there continues to be a lack of fair value for certain elements of our contracts and some portion of these elements remain undelivered until the completion of a contract.

Concentration

During the year ended December 31, 2001, two of the Company’s process management clients accounted for approximately 46 percent and 44 percent of the Company’s revenue. During the year ended December 31, 2002, three of the Company’s process management clients accounted for approximately 48 percent, 26 percent and 16 percent of the Company’s revenue. During the year ended December 31, 2003, three of the Company’s process management clients accounted for approximately 48 percent, 18 percent and 15 percent of the Company’s revenue. No other client accounted for 10 percent or more of the Company’s total revenue during any of these three years. If any of the Company’s five largest process management clients were to substantially reduce or stop using the Company’s services, future revenues would be seriously impaired and could cause certain assets to not be recoverable. Some of these contracts are still at early stages. As such, management believes that the Company’s ability to secure future clients and revenues will be largely dependent upon managing and administering these clients’ HR processes effectively and efficiently, and achieving service levels and cost savings specified in the contracts. Although these contracts are not scheduled to expire until December 2006, November 2010, October 2011, January 2012, and April 2013, the clients may terminate their contracts prior to those dates for significant nonperformance by the Company; for any reason after December 2002, November 2001, January 2006, July 2004 and April 2006, respectively, with specified prior written notice and payment to the Company of an early termination fee, if any; or in the event there is a change in control of the Company, as defined. As of December 31, 2003, unbilled receivables from these contracts constituted the majority of the unbilled revenue balance of $30.0 million.

The Company has, and plans to continue to enter into, fixed price or relatively fixed priced process management contracts. These contracts typically are structured so that the Company receives fixed amounts that are generally equal to or less than the client’s historical costs incurred in connection with the services the Company is assuming. After the Company has achieved a negotiated minimum cost reduction, in certain instances the Company may be required to share further savings with its clients in a negotiated gain sharing arrangement. If the Company miscalculates the resources or time needed to perform under these contracts or is not able to perform HR management more cost effectively than its clients, the costs of providing services could exceed the fixed amount the Company would receive. If that occurs, the Company would lose money on the contract. The contracts also contain certain minimum service level requirements that must be met. The Company currently depends on third parties to provide a number of specialized HR services to the clients, such as recruiting and relocation, training and temporary help services. If the Company and its third-party vendors are not able to meet these requirements, the clients can assess penalties against the Company in accordance with the terms of the contracts. The assessment of any penalties could adversely affect future operating results.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Segment Information

Management has determined that the Company operates in only one business segment. Prior to 2000, substantially all of the Company’s revenue was derived from within the United States. For the years ended December 31, 2001, 2002 and 2003, 82 percent, 89 percent and 86 percent, respectively, of the Company’s revenue was derived from within the United States with the balance for each year being derived primarily from within the United Kingdom and, for 2003, also from within Canada, Netherlands, Hong Kong, Singapore and Brazil.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock Based Compensation.” APB No. 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statement of operations using the straight-line method over the vesting period for fixed awards. Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. SFAS No. 148 was effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 as of December 15, 2002 and continues to follow APB No. 25 in accounting for employee stock options. Certain disclosure requirements under SFAS No. 148 are included in Note 9 to the consolidated financial statements.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the local currency. Assets and liabilities of subsidiaries with international operations are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing as they occur. Translation adjustments are reported as a separate component of stockholders’ equity and included in comprehensive income (loss). Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statements of operations. The Company has not entered into any foreign currency exchange contracts or other related derivative financial instruments.

Income Taxes

In accordance with SFAS No. 109, the Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rules and laws that are expected to be in effect when the differences are expected to be recovered. Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. A valuation allowance has been provided for deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax asset will not be realized.

Income (Loss) Per Share

Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period.

During the third and fourth quarter of 2003, the Company sold $110 million principal amount of 2.50% Convertible Senior Notes (Notes) at 97% of the principal amount thereof. Subject to certain conditions, the holders of the Notes have the right to convert their Notes into shares of the Company’s common stock based on a specified conversion rate. As discussed in Note 7, until such time that one of the conversion criteria has been met, the impact of the conversion of the Notes was excluded from the computation of net income per share.

Comprehensive Income (Loss)

Components of comprehensive income (loss) include amounts that are excluded from net income (loss). There were no significant differences between the Company’s net loss and comprehensive loss for the year ended December 31, 2001.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring “). The principal difference between SFAS No. 146 and EITF 94-3 relates to the timing of liability recognition. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others . FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities”. FIN 46, as superseded by FIN46R, discussed below, clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to all new variable interest entities created or acquired after January 31, 2003. For variable interest created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The effective date of the provisions of FIN 46 was subsequently deferred by FIN46R, as discussed below.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The accounting and reporting requirements will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not anticipate that the adoption of SFAS No. 149 will have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with characteristics of both liabilities and equity” (“SFAS 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the FASB still plans to revise that definition through an amendment to Concepts Statement 6, the FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. SFAS No. 150 is effective for certain financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While SAB 104 reflects the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. We do not anticipate that the adoption of SAB 104 will materially affect our revenue recognition policies, nor our results of operations, financial position or cash flows.

In December 2003, the FASB issued a revision to Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN46R” or the “Interpretation”). FIN46R clarifies the application of ARB No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses or receive a majority of the entity’s expected residual returns, or both.

Among other changes, FIN46R (a) clarified some requirements of the original FIN46 which had been issued in January 2003, (b) eased some implementation problems and (c) added new exceptions. FIN46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period after March 15, 2004, except that all public companies must, at a minimum, apply the provisions of the Interpretation to all entities that were previously considered “special purpose entities” under the FASB literature prior to the issuance of FIN46R by the end of the first reporting period ending after December 15, 2003. The Company does not anticipate that the adoption of FIN46 will have a material impact on its financial position, cash flows or results of operations.

3.	Reclassifications

Prior to January 1, 2003, depreciation and amortization expense was set forth as a separate line item in the Consolidated Statements of Operations. Commencing January 1, 2003, depreciation and amortization expense is included in Cost of Revenue and Selling, General and Administrative Expense. For comparison purposes, all periods presented have been reclassified to conform with the current period’s presentation. Accordingly, for the year ended December 31, 2001, the effect of this reclassification was to increase Cost of Revenue by $5,971,000 and Selling, General and Administrative Expense by $6,501,000. For the year ended December 31, 2002, the effect of this reclassification was to increase Cost of Revenue and Selling, General and Administrative Expense by $14,561,000 and $3,892,000, respectively. For the year ended December 31, 2003, Cost of Revenue and Selling, General and Administrative Expense included depreciation and amortization of $22,402,000 and $2,180,000, respectively.

In the fourth quarter of fiscal 2003, management determined that the Gunn consulting operation no longer fit the Company’s strategic operating objectives and accordingly adopted a formal plan to dispose of this operation. As a result, the operating results of the Gunn consulting operations have been classified as discontinued operations and prior year amounts have been reclassified accordingly to conform to the current year presentation. See Note 14 to the consolidated financial statements for more information on the the Gunn consulting operations.

Including the effect of the above described reclassification of depreciation and amortization expense and discontinued operations of the Gunn consulting operation, the 2001 consolidated statement of income (loss) of the Company has been restated to reflect the following reclassification as well (in thousands):

	Year Ended December 31, 2001
	As Restated	Depreciation		Discontinued Operations	Other	As Previously Reported
Revenue	$257,052	$		$(15,482)	$—	$272,534
Cost of Revenue	289,400		5,971	(5,991)	—	289,420
Gross Profit (Loss)	(32,348)		5,971	(9,491)	—	(16,886)
Product Development Expense	—		—	—	(4,630)	4,630
Selling, General and Administrative Expense	46,435		6,501	(9,153)	4,630	44,457
Depreciation and Amortization Expense	—		(12,472)	—	—	12,472
Loss from Operations	(78,783)		—	(338)	—	(78,445)

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The 2001 consolidated statements of cash flows of the Company have been restated to reflect the following reclassifications (in thousands):

	Year Ended December 31, 2001
	As Restated	As Previously Reported
Cash Flows from Operating Activities:
Change in investments	$—	$2,319
Change in other assets	—	(1,140)
Cash Flows from Investing Activities:
Purchases of investments	(25,212)	—
Proceeds from investments	5,000	—
Change in other assets	(1,140)	—

In addition to the above, additional or modified disclosures for 2001 have been made as follows:

•	With the adoption of SFAS No.142 effective January 1, 2002, the Company was required for comparison purposes, in accordance with that statement, to disclose its net loss and net loss per share for the year December 31, 2001 as if SFAS No. 142 had been adopted as of January 1, 2001. The disclosure is contained in Note 6.

•	The Company expanded its disclosures in Note 6 to include the pro forma net loss per share, basic and diluted, for the year ended December 31, 2001.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Short-Term Investments

Short-term investments are comprised of available-for-sale securities and consist of the following (in thousands):

	December 31, 2002		December 31, 2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Amounts Included in Cash and Cash Equivalents:
Institutional money market funds	$41,851	$41,851	$124,911	$124,911

Amounts Included in Investments:
Commercial paper and other	2,917	2,917	2,669	2,668
Corporate notes	28,125	28,373	8,378	8,405
Asset-backed securities	21,253	21,301	16,687	16,716
U.S. Treasuries and Agencies	31,265	31,860	32,948	32,992

	83,560	84,451	60,682	60,781

	$125,411	$126,302	$185,593	$185,692

The commercial paper in which the Company invests must have a minimum rating of A-1 or P-1, as rated by Standard & Poor’s and Moody’s, respectively. Corporate notes in which the Company invests must have a minimum rating of A-2 or P-2, as rated by Standard & Poor’s and Moody’s, respectively. Asset-backed securities in which the Company invests must have a minimum rating of AAA or Aaa, as rated by Standard & Poor’s and Moody’s, respectively. As of December 31, 2002 and 2003, cumulative gross unrealized holding gains were $916,000 and $1,241,000, respectively, and cumulative gross unrealized holding losses were $25,000 and $1,142,000, respectively, from available-for-sale securities.

Amortized cost and estimated fair market value of debt securities classified as available-for-sale by contractual maturities consist of the following (in thousands):

	December 31, 2002		December 31, 2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in Less than One Year	$48,854	$49,128	$51,088	$51,158
Due in One to Three Years	32,538	33,155	6,926	6,956

	$81,392	$82,283	$58,014	$58,114

5.	Long-Term Contracts: Unbilled Receivables and Deferred Revenue

Included in accounts receivable as of December 31, 2002 and 2003, are $7,057,000 and $30,032,000, respectively, of unbilled receivables consisting of revenue in excess of billings on long-term outsourcing contracts. All unbilled receivables are expected to be recovered over the remaining respective lives of the contracts through billings made in accordance with the respective contract provisions. Included in accrued liabilities and other as of December 31, 2003, is $696,000 of deferred revenue representing billings in excess of amounts earned on certain long-term contracts. There was no deferred revenue at December 31, 2002.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	Detail of Selected Financial Statement Caption Information (in thousands)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	December 31,
	2002	2003
Assets Held for Sale to Clients	$15,012	$14,658
Prepaid expenses and other	9,490	9,779
Other Receivables (including amounts receivable from officer and employees)	2,603	2,536

	$27,105	$26,973

Fixed Assets and Direct Contract Costs

Fixed assets and direct contract costs consist of the following:

		December 31,
	Useful Life	2002	2003
Furniture and Fixtures	5 years	$3,881	$4,614
Equipment, Computers and Software	3 to 5 years	55,793	75,679
Land		—	1,987
Leasehold Improvements	Lease term	6,040	7,121
Construction-in-Progress		5,448	11,248
Direct Contract Costs	Contract term	11,065	20,286

		82,227	120,935
Less: Accumulated depreciation and amortization		(28,122)	(51,925)

		$54,105	$69,010

Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will not be amortized but will be tested for impairment at least annually. Upon adoption of SFAS No. 142, the Company transferred an intangible asset (an assembled workforce) of $3,392,000, net of accumulated amortization of $2,390,000, to goodwill in accordance with that statement. The Company completed its transitional and annual impairment tests of its existing goodwill during the three months ended June 30, 2002 and September 30, 2002 and 2003, respectively. These tests involve the use of estimates related to the fair value of the business to which the goodwill is allocated. There was no impairment loss as a result. However, as discussed below, as a result of the Company’s decision to discontinue its Gunn consulting operation and dispose of certain assets, management has determined that the goodwill associated with the Gunn acquisition was impaired and thus written down to its net realizable value, in accordance with SFAS 144. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill. If SFAS No. 142 had been adopted as of January 1, 2001, the net loss for the year ended December 31, 2001, would have $73,479,000, or $0.76 per basic and diluted share.

The following reflects the components of intangible assets (in thousands):

	December 31, 2002			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets with Finite Lives:
Client contract related	$40,315	$(6,271)	$34,044	$73,745	$(13,612)	$60,133
Other	240	(112)	128	240	(160)	80

	40,555	(6,383)	34,172	73,985	(13,772)	60,213
Intangible Assets with Indefinite Lives:
Goodwill	5,782	(2,390)	3,392	—	—	—

	$46,337	$(8,773)	$37,564	$73,985	$(13,772)	$60,213

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the year ended December 31, 2002 and 2003, the Company expended $13,600,000 and $19,485,000, respectively, for the acquisition of intangible assets in connection with certain client contracts. In the second quarter of fiscal 2003, as discussed in Note 14, the Company acquired certain legal entities and assets and assumed certain liabilities constituting a business process management outsourcing business. The cash purchase price of $16,623,000, including transaction costs and net of cash acquired, has been allocated to the assets acquired, including the value of purchased outsourcing contracts of $12,467,000 which has been recorded as an intangible asset. During the year ended December 31, 2002, the Company retired intangible assets with a gross carrying value of $2,930,000 and accumulated amortization of $2,930,000. Aggregate intangible asset amortization expense for the years ended December 31, 2001, 2002 and 2003 was $2,923,000, $938,000 and $2,262,000, respectively, and for the years ended December 31, 2001, 2002 and 2003, an additional $2,490,000, $3,781,000 and $5,127,000, respectively, was amortized as a reduction of revenue. As of December 31, 2003, estimated intangible assets amortization for each of the five calendar years ending December 31, 2008 is approximately $8.5 million for 2004, $8.6 million for 2005, $8.6 million for 2006, $7.6 million for 2007 and $6.8 million for 2008.

In the fourth quarter of fiscal 2003, the Company decided to discontinue its Gunn consulting operation. As a result of this determination, the Company performed an analysis to assess the net realizable value of the Gunn assets held for sale, including the $3.4 million of goodwill associated with its acquisition of the Gunn consulting operation in November 1999. As a result of this analysis, in accordance with SFAS No. 144, the Company determined that the goodwill remaining in the consulting operation was impaired and recorded an impairment charge of $3.3 million in the fourth quarter ended December 31, 2003. The valuation was done as of December 31, 2003, based on available market information, to determine the sales valuation of the Gunn assets held for sale. See Note 14 for further discussion on the Gunn consulting business.

Other Assets

Other assets consists of the following:

	December 31,
	2002	2003
Prepaid Rent, net of current portion	$12,669	$10,079
Investments	3,000	3,000
Other	4,069	6,322

	$19,738	$19,401

Accrued Liabilities and other

Accrued liabilities consists of the following:

	December 31,
	2002	2003
Accrued Employee Compensation Benefits and Related Costs	$6,927	$6,907
Accrued Technology Costs	3,174	4,446
Accrued Outsourcing Third-Party Arrangements	11,719	12,604
Accrued Severance and Related Costs	3,122	600
Deferred Revenue	—	696
Other Accrued Liabilities	6,817	6,901

	$31,759	$32,154

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Business Optimization Costs

The Company has incurred business optimization costs from time to time as it implements new organization structures, technologies, processes and other changes in its business. Included in selling, general and administrative expense for the year ended December 31, 2001, are $9,688,000 of severance costs (including non-cash option acceleration charges of $3,040,000), certain wind-up costs totaling $6,621,000 (including severance costs of $5,412,000) associated with the elimination of two secondary processing centers and a $2,165,000 non-cash charge relating to the write-off of a research database that the Company has determined is no longer a strategic component of its business. For the years ended December 31, 2002 and 2003, no similar charges were incurred.

The following is a summary of the business optimization costs incurred during 2001, and the ending accrual balance, which is included in accrued liabilities and other (in thousands):

	Accruals	Non-Cash Charges	Total
Severance and Related Charges	$6,648	$3,040	$9,688
Processing Centers Closure Costs	6,621	—	6,621
Write-Off of Database	—	2,165	2,165

	13,269	$5,205	$18,474

2001 Cash Payments	(3,976)

Balance at December 31, 2001	9,293
2002 Cash Payments	(5,118)
2002 Accrual Adjustments	(2,309)

Balance at December 31, 2002	1,866
2003 Cash Payments	(1,088)
2003 Accrual Adjustments	(206)

Balance at December 31, 2003	$572

The accrual adjustments were made as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in certain estimates with regard to the remaining arrangements. The Company expects the remaining balance to be paid out during the next six months.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.	Long-Term Liabilities

2.50% Convertible Senior Notes

On September 30, 2003, the Company sold $100.0 million principal amount of its newly issued 2.50% Convertible Senior Notes (“Notes”) due October 1, 2010 to certain initial purchasers for resale to qualified institutional buyers in reliance on Rule 144A under the United States Securities Act of 1933. On October 9, 2003, the Company sold an additional $10.0 million principal amount of Notes pursuant to an option held by the initial purchasers. The initial purchasers purchased the Notes from the Company at 97% of the principal amount thereof. The net proceeds received by the Company were $106.6 million after the initial purchasers’ discount and sales commissions and other expenses of approximately $3.0 million and $0.4 million, respectively. Interest is payable in cash on each April 1 and October 1 commencing April 1, 2004. The Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s existing and future senior unsecured indebtedness. The indenture under which the Notes have been issued does not restrict the incurrence of debt by the Company.

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

Subject to certain conditions, the holders of the Notes have the right to convert their Notes, in whole or part, into shares of the Company’s common stock at an initial rate of 85.0340 shares of common stock per $1,000 principal amount of Notes (which is equivalent to a conversion price of approximately $11.76 per share) (“Conversion Price”). Based upon the current conversion price, the Notes will be convertible into 9,353,741 shares of Common Stock. The Conversion Price is subject to anti-dilution adjustment under various circumstances. The conditions triggering the conversion right include: (i) if on or before March 31, 2008, the closing sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of any fiscal quarter is more than 110% of the then current Conversion Price, the Notes may be converted during the following fiscal quarter; (ii) if, on any date after March 31, 2008, the closing sale price of the Company’s common stock is more than 110% of the then current Conversion Price, then the Notes may be converted at all times thereafter; and, (iii) if the Company elects to call some portion or all of the Notes after October 5, 2008, then the portion being called for redemption may be converted. The Notes are also convertible in certain other circumstances, including certain simultaneous market conditions in which the trading price for the Notes is less than 95% of the conversion value of the Notes (based upon the value of the Company’s common stock), certain mergers or sales of assets, and other events constituting a change in control of the Company. Until such time that one of the above conversion criteria has been met, the impact of such conversion will be excluded from the computation of net income per share on a diluted basis.

The Company has agreed to register the resale of the Notes and the sale of the shares of common stock issuable upon conversion of the Notes pursuant to a shelf registration statement filed with the U.S. Securities and Exchange Commission. If the registration statement is not declared effective by March 26, 2004, or if the Company does not keep it available for requisite periods, then the Company may be required to pay liquidated damages to the holders of the Notes and shares received upon conversion. The liquidated damages would be in the form of payment (in addition to any interest that may be payable) on the principal amount or value of the securities entitled to registration, at a rate per annum equal to 0.25% or 0.50%, depending on the circumstances. The liquidated damages provision represents an embedded derivative as defined in SFAS No. 133, which management believes does not have material value.

The Company recorded the Notes at the net proceeds received and is accreting the value of the discount and costs and expenses over the remaining term of the Notes to their stated maturity value using the effective interest method. At December 31, 2003, the estimated fair value of the Notes based on quoted market prices was approximately $106.4 million at December 31, 2003.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other Long-Term Obligations

The Company purchased certain current assets and fixed assets totaling $9,012,000 and $1,024,000, respectively, under various long-term arrangements, including capital lease arrangements. These long-term arrangements require periodic payments through May 2008 and the related asset values were established by computing the present value of the future payments using the interest rate appropriate at the inception of each transaction. Interest for these transactions range from 2.9 percent to 19.5 percent. The future minimum payments under these arrangements comprising other long-term liabilities at December 31, 2003 consist of the following:

2004	$2,841
2005	12,320
2006	429
2007	186
2008	49
Thereafter	—

Total Future Payments	15,825
Less: Interest portion	(1,213)

Present Value of Payments	14,612
Current Portion of Other Long-Term Liabilities	(2,444)

Other Long-Term Liabilities, net of current portion	$12,168

8.	Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue from time to time, without further vote or action by the stockholders, up to an aggregate of 15,0000,000 shares of Preferred Stock, $0.0001 par value per share, in one or more series and to fix or alter the designations, rights and any qualifications, limitations or restrictions of the shares of each series, including dividend rights, dividend rates, conversion rights, voting rights, term of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of a series. As of December 31, 2003, there is no Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue up to 500,000,000 shares of Common Stock, $0.0001 par value per share. Certain stockholders who purchased their shares prior to the Company’s June 2000 initial public offering have registration rights associated with their stock.

Capital Transactions

On October 12, 2000, Exult and Bank of America signed a non-binding Memorandum of Understanding providing the framework for a broad business relationship, including the provision of business process management services to Bank of America by Exult. The business relationship and process management services transaction were subject to ongoing negotiations and the Memorandum of Understanding established a 60-day time period to reach a definitive agreement. Upon executing the Memorandum of Understanding, Bank of America acquired 5,000,000 investment units, each unit consisting of one share of Exult Common Stock and a warrant to buy one additional share of Exult Common Stock. Each warrant was exercisable for three years at $11.00 per share. The purchase price for the 5,000,000 units was $55,000,000, of which $11,000,000 was paid in cash and the remainder in prepaid rent and intangible assets. In connection with the issuance of the warrants, the Company incurred a charge of $29,900,000 during the fourth quarter of 2000. In November 2001, warrants exercisable for 2,500,000 shares of Common Stock were exercised using the cashless exercise feature resulting in the net issuance of 766,078 shares of Common Stock. The remaining warrants expired unexercised in October 2003.

In June 2001, one of the Company’s third-party vendors purchased 1,538,461 shares of the Company’s Common Stock at fair market value for $20,000,000 in cash. If the amount of business directed by the Company to this vendor reaches specified levels by July 2005, the Company may require the vendor to purchase for cash up to an additional $30,000,000 of the Company’s Common Stock in installments at the then respective fair market values during that period. The per share purchase price for future installments,

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

if any, is derived from a formula designed to approximate the fair market value of a share of Common Stock for a 30-day period ending each date the third-party vendor is notified by the Company. As of December 31, 2003, none of the levels have been attained

In August 2001, the Company completed a public offering of its Common Stock issuing 8,000,000 shares. The Company received net consideration after the underwriting discount and offering costs of $100,318,000 for the issuance of the shares at a gross offering price of $13.34 per share.

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

Common Stock and Stock Option Deferred Compensation

The Company recorded aggregate deferred compensation from issuances of 550,000 shares and 150,000 shares of restricted Common Stock during the years ended December 31, 2002 and 2003, respectively. There were no similar transactions during the year ended December 31, 2001. The 550,000 shares were issued in December 2002 in connection with a certain retention arrangement entered into with one of the Company’s executive officers and vest in various quarterly consecutive installments commencing in June 2003 through September 2005, contingent upon the executive’s continued employment. The 550,000 shares of restricted stock were valued at $1,640,000, or $2.98 per share, the closing price of the Common Stock on the last trading day prior to the issuance of the shares, and the related deferred compensation is being amortized to expense using the straight-line method over the 33-month vesting period. The 150,000 shares were issued in June 2003 in connection with the hiring of one of the Company’s executive officers and vest over a 48-month period with 25 percent of the shares vesting upon completion of one year of service from the date of grant, and with the remainder vesting on a monthly basis over a 36 month period measured from the first anniversary of the grant date, contingent upon the executive’s continued employment with the Company. The 150,000 shares of restricted stock were valued at $998,000, or $6.65 per share, the closing price of the Common Stock on the last trading day prior to the issuance of the shares, and the related deferred compensation is being amortized to expense using the straight-line method over the 48-month vesting period. Both grants of restricted stock are subject to accelerated vesting in certain circumstances.

Employee Stock Purchase Plan

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“2000 Stock Purchase Plan”). Under the 2000 Stock Purchase Plan, employees may elect to participate by contributing to the plan a portion, not in excess of 10 percent, of their after-tax compensation. The purchase price per share of Exult Common Stock is the lesser of the fair market value of a share of Exult Common Stock on the first day of the period or the fair market value of a share of Exult Common Stock on the last day of the period, minus a 15 percent discount. The total number of shares available for purchase under the 2000 Stock Purchase Plan may not exceed 2,000,000 shares. As of December 31, 2003, 516,423 shares have been issued under the 2000 Stock Purchase Plan generating net cash proceeds of $2,896,000.

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

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The options were issued as incentive stock options (as defined by the Internal Revenue Code of 1986) or as nonqualified options. Options under the Plan were granted at prices not less than 85 percent of the fair market value at the date of option grant and could become exercisable in installments ranging up to 10 years from the date of grant. If the optionee is a 10 percent stockholder, the exercise price could not be less than 110 percent of the fair market value at the date of option grant. As of December 31, 1999, the non-qualified stock options and incentive stock options are immediately exercisable by the optionee. Upon exercise, and subject to Internal Revenue Service limitations for incentive stock options, the option shares are initially unvested and subject to repurchase by the Company upon termination of employment or services, at the option exercise price per share. The optionee shall acquire a vested interest in, and the Company’s repurchase right shall lapse with respect to, 25 percent of the optionee’s shares upon completion of one year of service from the date of grant, and the remainder shall vest either on an annual basis or on a monthly basis over a 36-month period measured from the first anniversary of the grant date. At December 31, 2003, there were 7,354 shares subject to repurchase.

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

2000 Equity Incentive Plan

In May 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan is the successor program to the 1999 Plan and the Executive Plan and terminates in May 2010. The 2000 Plan provides various equity incentive programs, including discretionary option grants for employees, consultants and directors and automatic option grants for non-employee directors. The initial number of shares available for grant under the 2000 Plan is 20,000,000 shares, which includes shares subject to outstanding awards under the 1999 Plan and the Executive Plan as of the adoption date of the 2000 Plan. The share reserve under the 2000 Plan automatically increases on the first trading day in January of each year, beginning with calendar year 2001, by an amount equal to 5 percent of the total number of shares of Exult Common Stock outstanding on the last trading day in December of the immediately prior year, but in no event will any such annual increase exceed 6,000,000 shares. In accordance with this provision, the share reserve increased by 4,548,000 shares, 5,209,757 shares, 5,282,421 shares and 5,425,129 shares in January 2001, 2002, 2003 and 2004, respectively. Shares subject to awards that expire or are otherwise cancelled or terminated are again available for future grant. At December 31, 2003, prior to the January 2004 reserve increase, there are 1,911,518 shares available for future grant under the 2000 Plan.

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

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In certain circumstances involving an acquisition or merger of the Company, a sale of substantially all of the Company’s assets, a change in more than 30 percent of the ownership of the Company, or a change in control of the Company’s board of directors, all vesting of awards under the 1999 Plan, the Executive Plan and the 2000 Plan may be accelerated or extended.

The following is a summary of transactions relating to the 1999 Plan, the Executive Plan and the 2000 Plan:

	Shares	Weighted Average Exercise Price
Options Outstanding at January 1, 2001	16,844,266	$5.29
Granted	7,662,257	12.27
Exercised	(2,446,343)	2.52
Canceled	(2,382,599)	10.08

Options Outstanding at December 31, 2001	19,677,581	7.58
Granted	8,405,000	6.07
Exercised	(1,246,040)	1.60
Canceled	(2,943,134)	11.11

Options Outstanding at December 31, 2002	23,893,407	6.93
Granted	6,821,000	5.70
Exercised	(2,210,119)	1.42
Canceled	(2,703,940)	7.83

Options Outstanding at December 31, 2003	25,800,348	$6.86

Options Exercisable at December 31, 2003	15,532,503	$7.29

Of the options exercisable as of December 31, 2003, options exercisable for 14,605,019 shares are vested.

Summarized information about stock options outstanding as of December 31, 2003, is as follows:

	Outstanding			Exercisable
Exercise Price Range	Remaining Life (in years)	Number of Options (in thousands)	Average Exercise Price	Number of Options (in thousands)	Average Exercise Price
$ 0.11 to $ 1.57	4.92	3,592	$0.87	3,592	$0.87
$ 1.73 to $ 2.83	8.28	3,340	$2.71	1,274	$2.59
$ 2.93 to $ 2.98	8.98	815	$2.98	210	$2.98
$ 3.18 to $ 4.55	9.11	2,909	$4.46	533	$4.34
$ 4.93 to $ 7.71	9.39	2,712	$7.04	311	$6.47
$ 7.96 to $ 8.38	7.24	1,802	$8.32	1,282	$8.34
$ 8.50 to $ 8.74	8.07	2,896	$8.74	2,069	$8.74
$ 8.75 to $10.00	6.89	3,277	$9.78	2,755	$9.80
$ 10.06 to $14.85	7.09	3,121	$12.26	2,320	$12.36
$ 14.90 to $19.00	6.93	1,336	$15.29	1,186	$15.25

$ 0.11 to $ 19.00	7.55	25,800	$6.86	15,532	$7.29

The following table shows pro forma net loss as if the fair value method had been used to account for stock-based compensation expense (in thousands except per share amounts):

	December 31,
	2001	2002	2003
Net Income (Loss), as reported	$(74,651)	$(10,599)	$14,958
Pro Forma Adjustment	(21,162)	(24,412)	(25,463)

Pro Forma Net Loss	$(95,813)	$(35,011)	$(10,505)

Pro forma Net Loss per Share:
Basic	$(0.99)	$(0.33)	$(0.10)

Diluted	$(0.99)	$(0.33)	$(0.10)

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following outlines the significant assumptions used to calculate the fair value information presented utilizing the Black-Scholes approach with ratable amortization as of December 31, 2003:

	2001	2002	2003
Risk-Free Interest Rate	5.63% to 6.20%	5.63% to 6.20%	2.97%
Expected Life	4.00	4.00	4.00
Expected Volatility	77.70%	77.70%	77.70%
Expected Dividends	—	—	—

10.	Income Taxes

The domestic and international components of income (loss) before income taxes are as follows (in millions):

	December 31,
	2001	2002	2003
United States	$(58.3)	$(5.3)	$17.6
International	(16.4)	(5.3)	(2.6)

Income (Loss) before taxes	$(74.7)	$(10.6)	$15.0

The Company did not record a tax provision for the years ended December 31, 2001, 2002 and 2003, as it had incurred only tax net operating losses as of these dates. A full valuation allowance has been provided against the tax benefit generated by the net operating losses and all other net deferred tax assets because of the uncertainty associated with their realization.

The tax benefits associated with employee exercise of non-qualified stock options, disqualifying dispositions of stock acquired with incentive stock options, and disqualifying dispositions of stock acquired under the employee stock purchase plan generally reduce taxes currently payable. However, no tax benefits were recorded to additional paid-in capital in 2003, 2002 and 2001 because their realization was not believed to be “more likely than not.” Consequently, a valuation allowance was recorded against the entire benefit. Benefits to be recognized in the future related to stock option deductions are approximately $9.6 million.

The components of the Company’s net deferred income tax assets are as follows (in thousands):

	December 31,
	2001	2002	2003
Deferred Tax Assets:
Net operating loss carryforward	$56,848	$68,616	$75,694
Accruals and reserves, net	8,658	1,496	784
Other deferred assets	172	329	87
Capitalized contract costs	11,422	10,140	8,860
Depreciation and amortization	2,826	1,189	2,683

	79,926	81,770	88,108
Less: Valuation allowance	(74,244)	(74,287)	(70,172)

Total deferred tax assets	5,682	7,483	17,936
Deferred Tax Liabilities:
Unbilled Receivable	—	(2,699)	(13,235)
Other	(5,682)	(4,784)	(4,701)

Total deferred tax liabilities	(5,682)	(7,483)	(17,936)
Other Deferred Assets	$—	$—	$—

At December 31, 2003, the Company had federal, state and foreign net operating loss carryforwards of approximately $158.2 million, $131.6 million and $31.9 million, respectively. The federal and state net operating loss carryforwards will begin expiring in the years 2019 and 2007, respectively. The foreign net operating loss may be carried forward indefinitely. The realization of future

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

tax benefits from utilization of the net operating loss carryforwards may be subject to certain limitations as a result of ownership changes that have occurred and may occur in the future.

During 2003, the Company did not repatriate earnings from any of its foreign subsidiaries. The net undistributed earnings from foreign subsidiaries at December 31, 2003, on which no U.S. tax has been provided, amounted to approximately $1.1 million. The net undistributed earnings are intended to finance local operating requirements. Accordingly, an additional United States tax provision has not been provided on these earnings.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	Net Income (Loss) Per Share

The following is the calculation for net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2002	2003
Numerator
Income (loss) from Continuing Operations	$(74,989)	$(11,572)	$19,560
Income (loss) from Discontinued Operations	338	973	(4,602)

Net income (loss)	$(74,651)	$(10,599)	$14,958

Denominator
Basic:
Weighted average common shares	96,622	105,199	106,870

Income (loss) from Continuing Operations per common share	$(0.78)	$(0.11)	$0.18

Income (loss) from Discontinued Operations per common share	$0.01	$0.01	$(0.04)

Net income (loss) per common share	$(0.77)	$(0.10)	$0.14

Diluted:
Weighted average common shares	96,622	105,199	106,870
Stock option equivalent shares	—	—	8,590

Average common shares outstanding	96,622	105,199	115,460

Income (loss) from Continuing Operations per common share	$(0.78)	$(0.11)	$0.17

Income (loss) from Discontinued Operations per common share	$0.01	$0.01	$(0.04)

Net income (loss) per common share	$(0.77)	$(0.10)	$0.13

For the years ended December 31, 2001 and 2002, the impact of all outstanding warrants and stock options to purchase Common Stock were excluded from the computations of diluted net loss per common share as their effect was antidilutive. As of December 31, 2001, the Company had a warrant outstanding for 2,500,000 shares of Common Stock with an exercise price of $11.00 per share and options outstanding for 19,677,581 shares of Common Stock with a weighted average exercise price of $7.58 per share. As of December 31, 2002, the Company had a warrant outstanding exercisable for 2,500,000 shares of Common Stock with an exercise price of $11.00 per share and options outstanding for 23,893,407 shares of Common Stock with a weighted average exercise price of $6.93 per share.

For the year ended December 31, 2003, the weighted average number of shares outstanding used to compute diluted net income per share excluded the effect of a warrant outstanding exercisable of 1,000,000 shares of Common Stock with an exercise price of $7.55 per share and options outstanding exercisable for 13,200,739 shares of Common Stock with a weighted average exercise price of $10.56 per share because such warrant and options have exercise prices in excess of the average market value of the Company’s Common stock during the period and their effect is therefore antidilutive. In addition, until such time that one of the conversion criteria has been met, the impact of the conversion of the Company’s 2.50% Convertible Senior Notes issued during 2003 will be excluded from the computation of net income per share. Based upon the current conversion price, the 2.50% Convertible Senior Notes would be convertible into 9,353,741 shares of Common Stock.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12.	Commitments and Contingencies

Lease Obligations

The Company leases space in the building it uses as its international headquarters under a noncancellable operating lease agreement, which expires in June 2008, and leases space in the building it uses as its European headquarters under a noncancellable operating lease agreement, which expires in June 2010. The Company also leases space to house its processing and shared service center staffs in Canada, India, North Carolina, Scotland, Tennessee and Texas under noncancellable operating lease agreements expiring in June 2005, June 2006, November 2010, March 2010, October 2011 and March 2006, respectively. Under the lease agreement for the Scotland facility, the landlord or the Company may terminate the agreement in March 2005 with 12 months prior notice, and the landlord has provided that notice. The Company also leases certain amounts of limited office space for various employees and office equipment under operating lease agreements expiring through January 2012.

Future minimum rental commitments under all operating leases as of December 31, 2003, are as follows (in thousands):

Year Ending December 31,
2004	$6,688
2005	6,113
2006	4,860
2007	4,318
2008	4,053
Thereafter	7,036

Future Minimum Lease Payments	$33,068

Rental expense for the years ended December 31, 2001, 2002 and 2003, was $7,800,000, $8,652,000 and $8,681,000, respectively.

Purchase Commitments

The Company has entered into various purchase commitment agreements with third parties for certain software application products and services in connection with the Company’s process management service offerings. Under these agreements, the Company is required to make aggregate minimum payments of $1,013,000, $72,000, $4,780,000, and $7,500,000 upon receipt of the products and services for the years ended December 31, 2004, 2005, 2006, and 2007, respectively. Certain of these agreements provide the Company with the ability to cancel the respective agreement for convenience upon the payment of a fee.

Legal Proceedings, Lawsuits and Other Claims

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters include, among other things, assertions of contract breach, claims for indemnity arising in the course of the Company’s business and claims by persons whose employment with the Company has been terminated in connection with facilities consolidations, headcount rationalizations, outsourcing of certain operational functions, including in some cases to offshore vendors, and other measures that the Company has undertaken and expects to continue to undertake in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of December 31, 2003. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

13.	Related Party Transactions

The Company entered into employment agreements with key management personnel. These agreements provide for a defined level of compensation and additional compensation in the form of discretionary bonuses. The agreements also provide for severance benefits in the event of termination without cause or in connection with a change in control, as defined.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2003, the Company had a full recourse loan outstanding to one of its executive officers with a total original principle of $1,150,000 made in various draws during 2000. Interest accrues on the various draws at rates ranging from 4.00 percent to 6.40 percent per annum. The loan and accrued interest is to be forgiven, provided the executive remains employed by the Company, in three equal annual increments that began in March 31, 2003. The forgiveness of the loan and accrued interest is being amortized as additional compensation with the amortization being included in selling, general and administrative expense. As of December 31, 2002 and 2003, the carrying value of the loan is $800,000 and $479,000, respectively, and is included in prepaid expenses and other current assets. This loan was made in 2000 and is therefore grandfathered under the Sarbanes-Oxley Act of 2002.

In December 2002, the Company entered into a retention arrangement with this executive. Pursuant to this arrangement, the executive has agreed not to resign from the Company without good reason (as defined in his modified employment agreement) before December 31, 2005, in exchange for certain cash payments and a grant of restricted stock. The cash payments are expected to total approximately $3.0 million, approximately $2.5 million of which was expensed during 2002 with the balance expensed in 2003 when it was earned. The restricted stock grant comprises 550,000 shares that are scheduled to vest in ten consecutive quarterly installments beginning June 2003, contingent upon the executive’s continued employment. The value of the restricted stock on the date of grant, $1,640,000, is being amortized to expense over the vesting period.

As of December 31, 2003, the Company had a full recourse loan outstanding to one of its executive officers with a total original principle of 342,000 British pounds sterling or approximately $514,000 made in various draws during 2001 and 2002. Interest accrues on the various draws at a rate of 6.25 percent per annum. Provided that the executive remains employed by the Company, the loan and accrued interest thereon is repayable in four increments as follows: one-fourth of the then outstanding balance on January 31, 2002, one-third of the then outstanding balance loan balance on January 30, 2003, one-half of the then outstanding loan balance on January 30, 2004 and the balance of the then outstanding loan balance on January 30, 2005. Upon termination of the executive’s employment with the Company, the entire then outstanding loan balance and accrued interest thereon will become due and payable. As of December 31, 2002 and 2003, the carrying value of the loan is $440,000 and $324,000, respectively, and is included in prepaid expenses and other current assets. This loan was made in 2000 and is therefore grandfathered under the Sarbanes-Oxley Act of 2002.

In September 2003, the Company purchased a 1/8th fractional aircraft interest for approximately $519,000 from Flight Options, LLC, an independent operator of fractional aircraft ownership programs. The purchase price was the standard fair market value list price maintained by Flight Options. This interest, which was previously owned by the Company’s Chief Executive Officer, had been made available to the Company. Flight Options purchased the interest from the Company’s Chief Executive Officer at the same price contemporaneously with the sale of the interest by Flight Options to the Company.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14.	Acquisition and Divestiture

Acquisition

On June 9, 2003, the Company acquired from a single group of affiliated sellers certain legal entities and assets and assumed certain liabilities constituting a business process management outsourcing business that the Company intends to continue to operate. The results of operations of the acquired business for the period from June 10, 2003 through December 31, 2003, are included in the Company’s consolidated statements of operations. The cash purchase price, including transaction costs and net of $2,666,000 of cash acquired, was $16,623,000. The allocation of the purchase price to the assets acquired, including the excess of net tangible assets acquired over liabilities assumed, is as follows (in thousands):

Current Assets	$5,242
Fixed Assets	6,453
Intangible Assets	12,647
Other Assets	97

Total Assets Acquired	24,439
Current Liabilities Assumed	7,816

Net Assets Acquired	$16,623

The value attributed to each purchased outsourcing contract has been recorded as an intangible asset. The intangible assets will be amortized as cost of revenue over the remaining terms (ranging up to approximately six years) of the purchased contracts.

Discontinued operations

In the fourth quarter of fiscal 2003, management determined that the Gunn consulting operation no longer fit the Company’s strategic operating objectives and accordingly adopted a formal plan to dispose of this operation within the next twelve month period. Accordingly, the operating results of the operations have been classified as discontinued operations for all periods presented.

For the years ended December 31, 2003, 2002 and 2001, the Gunn consulting operation generated revenue of $6.5 million, $14.5 million and $15.6 million, respectively, resulting in net income (loss) of $(4.6) million, $1.0 million and $0.3 million, or (1.0)%, 0.2% and 0.1% of consolidated revenue from continuing operations, respectively. The loss from discontinued operations for the year ended December 31, 2003, included an impairment charge of approximately $3.3 million relating to goodwill. As a result of management’s determination to discontinue its Gunn consulting operation, the Company performed an analysis to assess the net realizable value of the Gunn assets, including the $3.4 million of goodwill associated with the acquisition of the Gunn consulting operation in November 1999. Based on a valuation that was done as of December 31, 2003, using available market information, to determine the sales valuation of the Gunn assets held for sale, the Company determined that the consulting operation was impaired and in accordance with SFAS 144, recorded the impairment charge related to the goodwill in the fourth quarter of 2003. Such impairment charges were recorded in accordance with the provisions of SFAS 144. As of December 31, 2003, subsequent to the write-offs, the net carrying value of the remaining assets in the consulting operation was approximately $100,000 and represents management’s estimate of the net realizable value. This amount was classified as assets held for sale in the accompanying consolidated balance sheet.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

15.	Selected Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly financial data for the eight quarters ended December 31, 2003 (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenue	$91,087	$96,694	$99,675	$118,386
Gross Profit (Loss)(1)	(1,234)	(574)	4,938	11,695
Income (Loss) from Continuing Operations(1)	(6,710)	(5,100)	(1,342)	1,580
Income (Loss) from Discontinued Operations	86	572	84	231
Net Income (Loss)	(6,624)	(4,528)	(1,258)	1,811
Income (Loss) per Share from Continuing Operations, basic and diluted	$(0.06)	$(0.05)	$(0.02)	$0.02

Income (Loss) per Share from Discontinued Operations, basic and diluted	$0.00	$0.01	$0.00	$0.00

Net Income (Loss) per Share, basic and diluted	$(0.06)	$(0.04)	$(0.02)	$0.02

(1)    Commencing January 1, 2003, depreciation and amortization expense is included in Cost of Revenue and Selling, General and Administrative Expense. For comparison purposes, 2002 quarterly financial data have been reclassified to conform to the current year presentation.

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenue	$112,166	$120,494	$129,716	$117,946
Gross Profit	9,869	12,099	12,000	13,764
Income from Continuing Operations	4,033	4,679	4,866	5,982
Income (Loss) from Discontinued Operations	(122)	(90)	(461)	(3,929)
Net Income	3,912	4,589	4,405	2,052
Income (Loss) per Share from Continuing Operations, basic	$0.04	$0.04	$0.04	$0.06

Income (Loss) per Share from Discontinued Operations, basic	$0.00	$0.00	$0.00	$(0.04)

Net Income (Loss) per Share, basic	$0.04	$0.04	$0.04	$0.02

Income (Loss) per Share from Continuing Operations, diluted	$0.03	$0.04	$0.05	$0.05

Income (Loss) per Share from Discontinued Operations, diluted	$0.00	$0.00	$(0.01)	$(0.03)

Net Income (Loss) per Share, diluted	$0.03	$0.04	$0.04	$0.02