Form 10-Q
period 2004-03-31
EXULT INC
filed 2004-05-04
CIK 1108341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2004
Common Stock	109,718,731

PART I. FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS.

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	December 31, 2003	March 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$135,026	$110,503
Short-term investments	60,781	77,880
Accounts receivable, net	58,720	58,671
Prepaid expenses and other current assets	26,973	28,544
Assets held for sale	100	—

Total Current Assets	281,600	275,598
Fixed Assets and Direct Contract Costs, net	69,010	71,402
Intangible Assets, net	60,213	57,577
Other Assets, net	19,401	18,519

Total Assets	$430,224	$423,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,331	$20,784
Accrued and other liabilities	31,458	39,714
Deferred revenue	696	6,958
Current portion of long-term obligations	2,444	12,633

Total Current Liabilities	58,929	80,089

Convertible Senior Notes	106,713	106,771
Other Long-Term Obligations, net of current portion	12,168	885

Total Long-Term Liabilities	118,881	107,656

Commitments and Contingencies (Note 7) Subsequent Events (Note 9)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; Authorized—15,000 shares; Issued and outstanding—none at December 31, 2003 and March 31, 2004	—	—
Common stock, $0.0001 par value; Authorized—500,000 shares; Issued and outstanding—108,711 at December 31, 2003 and 109,719 at March 31, 2004	11	11
Additional paid-in capital	430,583	434,016
Deferred compensation	(1,789)	(3,196)
Accumulated Other Comprehensive Income:
Foreign currency translation adjustments	4,018	4,471
Unrealized gains on investments, net	99	114
Accumulated deficit	(180,508)	(200,065)

Total Stockholders’ Equity	252,414	235,351

Total Liabilities and Stockholders’ Equity	$430,224	$423,096

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(amounts in thousands except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2004
Revenue	$112,166	$97,794
Cost of Revenue	102,297	106,254

Gross Profit (Loss)	9,869	(8,460)
Selling, General and Administrative Expense	6,685	9,390

Income (Loss) from Operations	3,184	(17,850)
Investment and Interest Income (Expense), net	849	(361)

Income (Loss) from Continuing Operations before Provision for Income Taxes	4,033	(18,211)
Provision for Income Taxes	—	118

Income (Loss) from Continuing Operations	4,033	(18,329)
Loss from Discontinued Operations	(121)	(1,228)

Net income (Loss)	$3,912	$(19,557)

Net Income (Loss) per Common Share—Basic
Income (Loss) from Continuing Operations	$0.04	$(0.17)

Loss from Discontinued Operations	$(0.00)	$(0.01)

Net Income (Loss)	$0.04	$(0.18)

Net Income (Loss) per Common Share—Diluted
Income (Loss) from Continuing Operations	$0.04	$(0.17)

Loss from Discontinued Operations	$(0.01)	$(0.01)

Net Income (Loss)	$0.03	$(0.18)

Weighted Average Number of Common Shares Outstanding:
Basic	106,378	108,703

Diluted	113,891	108,703

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2004
Net Income (Loss)	$3,912	$(19,557)

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(333)	453
Unrealized gain (loss) on investments, net	(79)	31
Reclassification adjustment for realized gains on investments, net, in Net Income (Loss)	(438)	(16)

Total other comprehensive income (loss)	(850)	468

Net Comprehensive Income (Loss)	$3,062	$(19,089)

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$3,912	$(19,557)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation and amortization	6,114	8,696
Write off of assets held for sale	—	100
Discount accretion on long-term obligations	—	277
Net realized gains, net	—	204
Changes in operating assets and liabilities—
Accounts receivable, net	(13,014)	(515)
Prepaid expenses and other current assets	147	(1,571)
Accounts payable	4,894	(3,547)
Accrued and other liabilities	7,447	14,190

Net operating cash flows from continuing operations	9,500	(1,723)
Net operating cash flows from discontinued operations	4	894

Net cash provided by (used in) operating activities	9,504	(829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for Fixed Asset Purchases and Direct Contract Costs	(5,334)	(9,079)
Expenditures for Intangible Assets	(1,000)	(35)
Purchases of Investments	(29,370)	(40,481)
Proceeds from Investments	41,302	23,259
Change in Other Assets	(738)	1,733

Net investing cash flows from continuing operations	4,860	(24,603)
Net investing cash flows from discontinued operations	—	(936)

Net cash provided by (used in) investing activities	4,860	(25,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	436	1,714
Payments on Long-Term Obligations	(1,040)	(1,313)

Net cash provided by (used in) financing activities	(604)	401

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(257)	1,444

Net Increase (Decrease) in Cash and Cash Equivalents	13,503	(24,523)
Cash and Cash Equivalents, beginning of period	42,846	135,026

Cash and Cash Equivalents, end of period	$56,349	$110,503

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$60	$222

Income taxes	$92	$67

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Restricted Common Stock Issued for Services	$—	$1,716

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Exult, Inc. and subsidiaries (“Exult” or the “Company”) have been prepared by Exult’s management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2004. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with Exult’s audited consolidated financial statements and notes for the year ended December 31, 2003, which were included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Reclassification

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Segment Information and Concentration of Revenue/Credit Risk

Management has determined that the Company operates within a single operating segment. For the three months ended March 31, 2003 and 2004, 90% and 79%, respectively, of the Company’s revenue has been derived from within North America, and 10% and 17%, respectively, from the United Kingdom, with the balance being derived primarily from Asia, Europe and South America.

During the three months ended March 31, 2003, three of the Company’s process management clients accounted for 49%, 22% and 16%, respectively, of revenue. During the three months ended March 31, 2004, these three clients accounted for approximately 16%, 30% and 19%, respectively, of the Company’s revenue. In addition, during the three months ended March 31, 2003 and 2004, another client accounted for approximately 9% and 11% of the Company’s revenue, respectively. No other client accounted for more than 10% of revenue in the 2003 and 2004 periods. The Company believes that the concentration of credit risk in its billed accounts receivable resulting from its limited client base is substantially mitigated by its credit evaluation process. To date, bad debt write-offs have not been significant.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” APB No. 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statements of income (loss) using the straight-line method over the vesting period for fixed awards. Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in the statement of income (loss) over the vesting period of the options. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company adopted the disclosure provisions of SFAS No. 148 as of December 15, 2002 and continues to follow APB No. 25 in accounting for employee stock options.

In the first quarter of 2004, the Company issued approximately 0.3 million shares of restricted stock, valued at approximately $1.7 million, to certain executives and board members. The shares of restricted stock vest 25% on the first anniversary of grant and the remaining shares vest ratably over the next 12 quarters, subject to the continued service of the executives and board members. The shares may also be subject to accelerated vesting in certain events. As the shares vest, the Company recognizes an expense equal to the value of the vested shares, determined as of the date of grant.

As of March 31, 2003 and 2004, the Company had options outstanding to acquire 27,110,464 and 29,197,972 shares, respectively, of its common stock. The following table shows the pro forma net income (loss) as if the fair value method of SFAS No. 123 had been used to account for its employee stock-based compensation arrangements (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2003	2004
Net income (loss), as reported	$3,912	$(19,557)
Stock-based employee compensation expense included in reported net income (loss)	290	166
Total stock-based employee compensation expense determined under fair value based method for all awards	(4,232)	(6,037)

Pro forma net loss	$(30)	$(25,428)

Net income (loss) per share:
Basic, as reported	$0.04	$(0.18)

Diluted, as reported	$0.03	$(0.18)

Pro forma net loss per share

Basic, pro forma	$0.00	$(0.23)

Diluted, pro forma	$0.00	$(0.23)

The following outlines the significant assumptions used to calculate the fair value information presented utilizing the Black-Scholes approach with ratable amortization as of March 31, 2003 and 2004:

	2003	2004
Risk-free interest rate	2.59%	3.00%
Expected life	5.63	4.00
Expected volatility	77.70%	99.01%
Expected dividends	—	—

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2.	Short-Term Investments

Short-term investments are comprised of available-for-sale securities at December 31, 2003 and March 31, 2004, and consist of the following (in thousands):

	December 31, 2003		March 31, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Amounts Included in
Cash and Cash Equivalents:
Institutional money market funds	$124,911	$124,911	$104,685	$104,685

Amounts Included in Short-Term Investments:
Commercial paper and other	2,669	2,668	2,739	2,739
Corporate notes	8,378	8,405	13,692	13,719
Asset-backed securities	16,687	16,716	15,453	15,485
U.S. Treasuries and Agencies	32,948	32,992	45,882	45,937

	60,682	60,781	77,766	77,880

	$185,593	$185,692	$182,451	$182,565

The commercial paper in which the Company invests must have a minimum rating of A-1 or P-1, as rated by Standard & Poor’s and Moody’s, respectively. Corporate notes in which the Company invests must have a minimum rating of A-2 or P-2, as rated by Standard & Poor’s and Moody’s, respectively. Asset-backed securities in which the Company invests must have a minimum rating of AAA or Aaa, as rated by Standard & Poor’s and Moody’s, respectively. As of December 31, 2003 and March 31, 2004, there were gross unrealized holding gains of $110,000 and $131,000, respectively, and gross unrealized holding losses of $11,000 and $17,000, respectively, from available-for-sale securities.

Amortized cost and estimated fair market value of debt securities classified as available-for-sale by contractual maturities at December 31, 2003 and March 31, 2004 consist of the following (in thousands):

	December 31, 2003		March 31, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$51,088	$51,158	$50,914	$50,988
Due in one to three years	6,927	6,956	24,113	24,153

	$58,015	$58,114	$75,027	$75,141

3.	Unbilled Receivables

Included in accounts receivable as of December 31, 2003 and March 31, 2004 are $30,032,000 and $25,168,000, respectively, of unbilled receivables consisting of revenue in excess of billings on long-term outsourcing contracts. The unbilled receivables as of March 31, 2004 are expected to be recovered over the remaining respective lives of the contracts through billings made in accordance with the respective contract provisions.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

4.	Business Optimization Costs

The Company has incurred business optimization costs from time to time as it implements new organization structures, technologies, processes and other changes in its business. During the year ended December 31, 2001, the Company recorded $9,688,000 of severance and related costs (including non-cash option acceleration charges of $3,040,000), certain wind-up costs totaling $6,621,000 (including severance costs of $5,412,000) associated with the elimination of two secondary processing centers closures and a $2,165,000 non-cash charge relating to the write-off of a research database that the Company has determined is no longer a strategic component of its business. For the three months ended March 31, 2003 and 2004, no similar charges were incurred.

	Accruals	Non-Cash Charges	Total
Severance and Related Charges	$6,648	$3,040	$9,688
Processing Centers Closure Costs	6,621	—	6,621
Write-off of Database	—	2,165	2,165

	13,269	$5,205	$18,474

2001 Cash Payments	(3,976)

Balance at December 31, 2001	9,293

2002 Cash Payments	(5,118)
2002 Accrual Adjustments	(2,309)

Balance at December 31, 2002	1,866

2003 Cash Payments	(1,088)
2003 Accrual Adjustments	(206)

Balance at December 31, 2003	572

2004 Year-to-date Cash Payments	(287)

Balance at March 31, 2004	$285

The Company expects the remaining balance to be paid out during the remainder of the fiscal year ending December 31, 2004.

5.	Income Taxes

In general, the Company has incurred tax net operating losses since its founding. In certain foreign jurisdictions, the Company has generated taxable income, which results in foreign income tax expense. A full valuation allowance has been provided against the tax benefit associated with the net operating losses and other deductible temporary differences because of the uncertainty of realizing the net deferred tax assets. As of March 31, 2004, the Company had $78.4 million of remaining net deferred tax assets.

6.	Net Income (Loss) Per Share

The following is the calculation for net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2004
Basic:
Net income (loss)	$3,912	$(19,557)
Weighted average common shares	106,378	108,703

Net income (loss) per common share	$0.04	$(0.18)

Diluted:
Net income (loss)	$3,912	$(19,557)

Weighted average common shares	106,378	108,703
Stock option and warrant equivalent shares	7,513	—

Average common shares outstanding	113,891	108,703

Net income (loss) per common share	$0.03	$(0.18)

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

For the three months ended March 31, 2003, the weighted average number of common shares outstanding used to compute diluted net income per common share excluded the effect of a warrant outstanding exercisable for 2,500,000 shares of Common Stock with an exercise price of $11.00 per share and vested options outstanding exercisable for 13,672,257 shares of Common Stock with a weighted average exercise price of $10.49 per share. Because such warrant and vested options had exercise prices in excess of the average market value of the Company’s Common Stock during the period, the effect of their inclusion would be antidilutive.

For the three months ended March 31, 2004, the weighted average number of shares outstanding used to compute diluted net income per share excluded the effect of a warrant outstanding exercisable for 1,000,000 shares of Common Stock with an exercise price of $7.55 per share and options outstanding (including both vested and unvested options) for 29,197,972 shares of Common Stock with a weighted average exercise price of $9.95 per share. Because such warrant and vested options have exercise prices in excess of the average market value of the Company’s Common stock during the period, the effect of their inclusion would be antidilutive. In addition, until such time that one of the conversion criteria has been met, the impact of the conversion of the Company’s 2.50% Convertible Senior Notes issued during 2003 will be excluded from the computation of diluted net income per share. Based upon the current conversion price, the 2.5% Convertible Senior Notes would be convertible into 9,353,741 shares of Common Stock.

7.	Commitments and Contingencies

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters include, among other things, assertions of contract breach and claims by persons whose employment with the Company has been terminated in connection with facilities consolidations, headcount rationalizations, outsourcing of certain operational functions, including in some cases to offshore vendors, and other measures that the Company has undertaken and expects to continue to undertake in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of March 31, 2004. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

8.	Discontinued Operations

In the fourth quarter of 2003, the Company determined that its Gunn consulting operations no longer fit its strategic operating objectives and accordingly adopted a formal plan to dispose of these operations within the next six-month period. Accordingly, the operating results of the operations have been classified as discontinued operations for all periods presented. During the three months ended March 31, 2004, the Company wrote off the remaining $0.1 million of Gunn assets classified as held for sale as of December 31, 2003, resulting in a corresponding expense for that period. For the three months ended March 31, 2003 and 2004, the Gunn consulting operations generated revenue of $2.0 million and $0.5 million, respectively, resulting in net losses of $(0.1) million and $(1.2) million, respectively. The $(1.2) million net loss for the three months ended March 31, 2004 is comprised of $0.2 million in asset disposition and bad debt allowance, $0.2 million in license fee termination, $0.6 million in severance expenses and $0.2 million in general and administrative expenses.

9.	Subsequent Events

In April 2004, Bank of America informed the Company that it had chosen another provider for payroll and benefits services (and related HR information technology and call center functions) and gave 12 months notice of the termination of its BPO contract with the Company. At the same time, they asked the Company to expand the recruiting, temporary staffing, accounts payable, travel and expense, fixed assets and associated IT support services it currently provides to Bank of America to include the FleetBoston elements of the merged Bank of America organization. The negotiation process for these services is underway, and the Company expects it to be completed soon on mutually satisfactory terms. However, if the Company and Bank of America are not able to agree to terms for these services, the entire relationship would end in April 2005, resulting in loss of all revenue associated with the Bank of America contract at that time. The impact of the termination of the original Bank of America contract is that the assets, with the exception of a pre-paid lease directly associated with the Bank of America contract, will now be amortized over the new remaining life of the contract (i.e. by April

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2005) rather than through the original contractual termination date of 2010. These assets include an intangible asset, recorded at $18.1 million at March 31, 2004, which is amortized as a reduction of revenue, as well as capitalized set-up, origination and software implementation costs related to the initial transition of certain elements of the Bank’s operations, recorded at $6.3 million at March 31, 2004. The impact of the accelerated amortization is a reduction in the expected life of contract margin to an amount less than the margin previously attributable to billed revenue. The total impact of this change in estimate amounted to $23.9 million, which reduced revenue and net income by that amount for the three months ended March 31, 2004. As a result of this change in estimate, the Company reduced the unbilled balance of $18.3 million related to the contract and deferred $5.6 million in billed receivables to reflect the new expected contract margin.

The pre-paid lease amortization was not accelerated as the Company believes that the lease agreement allows the Company to recover from Bank of America a payment equal to the remaining net book value of the lease (approximately $11.5 million as of March 31, 2004) at the date of termination of the related BPO contract with Bank of America.

On April 22, 2004, the Company signed an agreement to acquire ReloAction, a privately-held relocation services company with locations in California, Texas and Connecticut for approximately $23 million in cash, subject to working capital and other adjustments. ReloAction had revenues of approximately $20 million for the year ended March 31, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. When used in this report, the words “may,” “will,” “should,” “predict,” “continue,” “plans,” “expects,” “anticipates,” “estimates,” “intends,” “believe,” and “could,” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements concerning, among other things, our anticipated performance, including revenue, margin, cash flow, balance sheet and profit expectations; development and application of our operational capabilities, including infrastructure, the expected acquisition of ReloAction and integration of its business, service center capabilities and capacity, transition and transformation of client processes to our systems, productivity improvements, and cost savings from strategic initiatives including our India operations; service volumes; duration, size, scope and revenue expectations associated with client contracts; client service results and benefits; business mix; growth in our client base and existing contracts; market opportunities; industry leadership and market share; and our accounting, including its effects and potential changes in accounting.

Actual results might differ materially from the results projected due to a number of risks and uncertainties. We are still developing our service capabilities and must continue to increase our operating scale, transition client processes on schedule and transform those processes to reduce delivery costs while meeting contractual service level commitments. We must meet performance standards and serious failures may result in financial penalties, reduction or early termination of the contract. Financial performance targets might not be achieved due to various risks, including slower-than-expected process transitions or business development, or higher-than-expected costs to meet service commitments or sign new contracts. Our cash consumption may exceed expected levels if profitability does not meet expectations, strategic opportunities require cash investments, or growth exceeds current expectations. Frontlog is estimated based upon various assumptions, is subject to change, and is not necessarily indicative of what new business we may sign. Client contracts may terminate early, and new business is not assured. We face increasing competition in our business. Income tax assets will begin to reduce net income when our tax loss carryforwards are exhausted or the valuation allowance is reversed. These and other risks and uncertainties are described in this report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings made from time to time with the Securities and Exchange Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We nonetheless reserve the right to make such updates from time to time without the need for specific reference to this report. No such update shall be deemed to indicate that other statements not addressed by such updates remain correct or create an obligation to provide any other updates.

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

Our larger, integrated multi-process management service contracts generally have terms of seven to 10 years, encompass multiple HR and related administrative processes, and require us to provide high levels of service at reduced costs to the client. These contracts contain multiple responsibilities for us, including both our assumption of responsibility for transaction processing and administration, and transformation of the way work is performed over time by the client. The transformation work we do is largely in addition to the work required to initiate and sustain service under the contract, and may be ongoing for the life of the contract. Transformation activities include implementation and integration of new systems and tools, process change and standardization, consolidation of related activities, globalization of solutions across the client’s business and geographic reach, rationalization of third-party vendors to produce lower costs and better service, establishment of an overall integrated service delivery model and the design and implementation of performance measurements, metrics and reports that support the client’s goals. The process management service contracts also identify specific deliverables associated with the multiple elements described above, in addition to numerous deliverables that are produced for the benefit of the client in the ordinary course under the contract that are not specifically identified in the contract. While these deliverables generally can be completed by third parties, clients choose to obligate us to perform this work to obtain the benefit of our expertise, detailed knowledge and previous success in implementing change in complex environments.

Revenue under our process management contracts can be broadly divided into two categories: revenue associated with processes that we manage directly and revenue derived from processes that we manage by using third-party vendors. We typically agree to provide a minimum savings to the client on the labor-based portion of direct-managed processes after a pre-determined period of time, usually several months to approximately one year from contract signing. For the portion of the contract covering services previously subcontracted by the client and for which we continue to use third-party vendors, we generally share with the clients savings we are able to achieve from the client’s historical spending levels. The amount of minimum savings is determined in accordance with the terms of the applicable contracts; in general, our fees are no greater than our client’s historical cost of operating the functions assumed by us. By operating client processes on a long-term contract basis using our service platforms and methodologies, we seek to reduce the costs of service delivery below the minimum savings provided in the contract, and recover the investment we make during the early part of the contract term for transition and integration of client processes. We anticipate that gross margin associated with direct managed revenues will generally be greater than gross margin associated with third-party processes. Therefore, our overall gross margin may vary as the mix of revenue changes between direct managed and third party.

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

When we sign a new process management contract, we typically announce our estimate of the revenue potential for that contract over its anticipated term. These estimates are intended to provide information that is relevant to an understanding of our business, but are not a representation or guaranty regarding future performance. Initially, our information about a new client’s historical volumes and costs for the HR processes we take on is imperfect, and verification procedures that take place after contract announcement may result in reduction in our anticipated fees. Further, our revenue expectations for each contract can change over its life. Once we have announced estimated revenue potential for a new contract, we generally do not undertake to update that estimate to reflect all of these changes. Rather, we try to maintain a reasonably current estimate of the aggregate anticipated revenue for our entire contract base.

We incurred a net loss of $94.8 million, $74.7 million and $10.6 million in 2000, 2001 and 2002, respectively. While we reported net income of $1.8 million in the fourth quarter of 2002 and net income of $15.0 million for fiscal 2003, we incurred a net loss of $19.6 million for the first quarter of 2004, inclusive of effects of changes in our contractual relationship with Bank of America. While we expect to operate profitably in the future, we may also incur net losses in future periods. In the near term, we expect to incur expenses to reduce our cost structure in response to the reduction in our services to Bank of America over the next 18 months. We also anticipate ongoing significant expenditures to fund the development and expansion of our technology, service offering and process capabilities. We also expect to make investments to expand geographically and to respond to increased competition and pursue, obtain and transition new client contracts. The growth we anticipate will also eventually require additional investments in a new service center capacity. To the extent that revenue does not increase at a rate commensurate with our increasing costs and expenditures, our financial condition, operating results and liquidity could be materially and adversely affected.

Recent Developments

ReloAction Acquisition Agreement

In April 2004, we signed a definitive agreement to acquire ReloAction, a leading corporate relocation services provider. The purchase price is approximately $23 million to be paid in cash, subject to working capital and other adjustments. ReloAction’s revenues for the year ended March 31, 2004 were approximately $20 million and the acquisition, if completed as currently planned, is expected to be accretive to our earnings for fiscal 2004, although there can be no assurance that ReloAction’s historical financial results will be indicative of future results. The acquisition is subject to customary closing conditions and is expected to close during the second quarter of 2004.

Air Canada Letter of Intent

In April 2004, we signed a non-binding letter of intent to provide core administrative and transactional HR services and related technology support to Air Canada. Contract negotiations are underway and expected to conclude shortly. We contemplate an agreement term of seven years and expect to complete transition by the end of 2004. This arrangement is subject to final negotiation and documentation of definitive terms, and discussions may be terminated without further obligation by us or Air Canada.

Bank of America Developments

In contemplation of the merger of Bank of America Corporation and FleetBoston Financial Corporation, in November 2003 Bank of America issued an HR BPO Request for Information (“RFI”) to us and to a provider that Fleet had selected to provide HR services before the announcement of the planned merger. The RFI summarized Bank of America’s plans for a broad range of human resources processes and functions that we provide to Bank of America and solicited information from us regarding our plans for ongoing development and provision of those services, and their transition to the new integrated post-merger organization. We provided a response to the RFI. In April 2004, Bank of America informed us that they had chosen the FleetBoston provider for payroll and benefits services (and related HR information technology and call center functions), and asked us to expand the recruiting, temporary staffing, accounts payable, travel & expense, fixed assets and associated IT support services we currently provide to Bank of America to include the FleetBoston elements of the merged organization. We expect to expand our retained services to the FleetBoston elements of Bank of America beginning in the third quarter 2004. Bank of America has asked us to continue to provide payroll services to the pre-merger portions of the organization until April 2005 and benefits services until January 2006. The services to the FleetBoston elements of Bank of America are not yet under contract and accordingly, their effect is not included in our financial statements as of and for the three months ended March 31, 2004.

Our 2003 billings attributable to the benefits and payroll services moving to the new provider were approximately $90-95 million, roughly half of which is associated with “indirect” services that we provide through third party vendors, principally in the benefits area. We also expect this reduction in billings to be partially offset by additional billings associated with the expansion of our recruiting, temporary staffing, accounts payable, travel & expense, fixed assets and associated IT support services to the FleetBoston elements of the combined Bank of America organization. Based upon our current knowledge, we expect these additional billings to be approximately $20-30 million annually. Thus, the ultimate net annual reduction in annual billings to Bank of America resulting from these changes is expected to be approximately $60-75 million. This will begin to take effect in April 2005 when payroll and related call center and information technology services are transferred. The full impact of the net reduction in annual billings will be felt beginning with the transfer of benefits services in January 2006.

For the balance of 2004 and the first quarter of 2005, the changes in the Bank of America relationship should not have any adverse effect upon our billings or cash expenses under the contract. The changes in our contractual relationship with Bank of America do affect our GAAP results beginning with the first quarter of 2004. We must now amortize approximately $18.1 million in intangible assets and approximately $6.3 million in capitalized set-up, origination and software implementation costs associated with the Bank of America contract over a reduced term, and the accelerated amortization of these assets changes our life-of-contract estimates. The acceleration also reduces reported revenue and increases reported costs by a total of approximately $4.8 million per quarter through the first quarter of 2005. The lower contract margins inherent in our revised life-of-contract estimates applied to contract costs incurred through March 31, 2004 resulted in a reduction of revenue in the quarter ended March 31, 2004 of $23.9 million, the effect of which was a reduction of $18.3 million in unbilled receivables associated with the Bank of America contract and a deferral of billed revenue of approximately $5.6 million. The combined effect of the reduction in unbilled receivables and the deferral of billed revenue in the first quarter of 2004 was a reduction in GAAP revenue and net income of $23.9 million. The impact in the subsequent three quarters of 2004 is an expected reduction of approximately $4 to 6 million per quarter in contract contribution versus the original contract plan.

We intend to implement changes to our cost structure in response to the changes in our contractual relationship with Bank of America over the next 12 months to meet the anticipated lower demand for services from Bank of America, though, at this time we cannot predict the exact nature or timing of these possible changes or the amount of any possible associated charges.

Because Bank of America is entitled to terminate our contract for convenience in whole but not in part, they notified us of termination of the entire contract and invited us to negotiate the terms upon which we would continue to provide, and extend to the FleetBoston elements of the combined organization, the services they have asked us to retain. This negotiation process is underway, and we expect it to be completed soon on mutually satisfactory terms. However, if we are not able to agree to terms for these services, the entire relationship would end in April 2005, resulting in loss of all revenue associated with the Bank of America contract at that time. In that event, we believe we would be entitled to certain recoveries from Bank of America, including a payment equal to the remaining net book value (approximately $11.5 million as of March 31, 2004) of a pre-paid lease we have with Bank of America at the date of termination of the contract.

Revised 2004 Expectations

We expect revenue in the range of $515 million to $530 million and a loss in the range of $0.04 to $0.07 per share for the year ended December 31, 2004. This is a significant decrease from our original expectations regarding 2004 financial results, primarily driven by non-cash dynamics dictated by our proportional cost method of accounting as a result of the reduction in the scope of the Bank of America contract and the shorter contractual life in which specific Bank of America related assets will be amortized.

Important Factors That Could Affect 2004 Performance

As we consider our 2004 business and financial objectives, we focus on certain critical drivers of revenue, costs and margins. These drivers are:

•	Transition of work sold during 2003

•	Impact of recently announced changes to our contract with Bank of America

•	Add-ons and extensions to current client contracts

•	Reductions in our cost structure

•	Additions of new client contracts

•	A shift of more work from “Indirect” to “Direct” via client focus and targeted acquisitions that can also expand and further integrate our service offerings

•	Further leveraging of our infrastructure through additional volumes and business

•	Expanded use of our “multi-shore” delivery model including the further utilization and development of our India operations

We exited the fourth quarter of 2003 at an annualized revenue run rate of approximately $480 million. Excluding certain contracts still to complete transition, we anticipate a modest reduction in that existing revenue base as contractually committed client discounts and credits come into effect. We also expect certain project-based revenues to decrease for various reasons including reduced demand for ad-hoc projects as compared to the level performed in 2003. We anticipate some continuation in the decreases in the amount of temporary staffing volumes at key clients. These services are variable and can also increase, but we are not projecting increases at this time. The changes in our contractual relationship with Bank of America also reduce our GAAP revenue expectations for 2004. As such, new sources of revenue are required to achieve our revenue growth goals.

We plan to obtain the new revenue needed to reach our 2004 targets from four principal sources. These are (i) the annualized impact of new business acquired at different times during 2003, including contracts with new clients signed in 2003 and the revenues from the acquisition of the international outsourcing business of PricewaterhouseCoopers (PwC), (ii) additional revenues from certain existing clients as we further develop our relationship and increase the scope of work provided to them, (iii) revenues from new clients we anticipate signing during 2004, and (iv) revenues from modest acquisitions anticipated to be made during 2004. Achievement of these objectives depends upon our ability to sign new clients at an accelerated pace over the remainder of 2004, and depends on the timing of the sale within the year. The transition of additional work from existing clients must occur on schedule and is anticipated to create incremental unbilled revenue as those clients transition to our proportional cost accounting methodology. The level of temporary staffing revenues is volatile and subject to short term increases and decreases, which can materially affect our growth but has little impact on profitability. Finally we must identify appropriate acquisition candidates and complete their acquisition in a timely fashion. These acquisition candidates could have the desired effect of increasing the proportion of our revenue that is “direct” as opposed to “indirect,” thereby helping to improve overall margins. Specific examples of new revenue sources reflected in our 2004 expectations include extension of certain parts of the services we provide to Bank of America across the FleetBoston elements of the organization, completion of the acquisition of ReloAction, and signing a contract with Air Canada as well as other prospective clients that transition during this year and contribute to 2004 results at planned margins. If we are unable to achieve any of these objectives, or if the timing of these achievements is delayed significantly, we will have to look for other sources of new revenue, or we will not reach our objectives for the year.

Excluding the effect of new business, we expect our costs in 2004 to exceed 2003 levels because of the full year interest expense on our 2.5% Convertible Senior Notes and increases in compensation expense. Further margin pressure will result from increased costs associated with service quality programs and process audits conducted to help clients comply with their own internal audit requirements, and the initiation of previously agreed increases in client discounts and the anticipated reduction in the amount of high-margin project work from 2003 levels. In response to the changes in our contractual relationship with Bank of America, we are taking steps to modify our cost structure to align with anticipated reductions in service volumes beginning in April 2005. These modifications will involve some near-term costs, and failure to effect appropriate cost reductions by the time we experience reductions in service volumes at Bank of America will further impair our margins. Our previous plans to strengthen our workforce may be moderated in anticipation of reduced staffing needs under the Bank of America contract, but we may still increase hiring in certain key areas, which could increase costs. In order to compensate for these margin pressures and reach our earnings target for 2004, we plan to continue to improve our mix of higher-margin “direct” revenue vs. lower-margin “third party” revenue by focusing our 2004 sales and acquisition efforts on direct revenue sources. We also plan to expand the operations of our India service center to lower the average cost of delivery of our services, increase our overall productivity, and improve overall margins. We will also continue to focus our efforts to drive the Six Sigma methodology throughout our business to enable us to reduce the costs of errors and rework through “first- time quality.”

Our expectations related to 2004 financial performance depend upon many factors, including principally our ability to develop new business and minimize delivery cost. Changes in our estimates of cost to perform under our contracts and the timing of new business and transition of certain existing contracts to the proportional cost accounting methodology could cause revenues to increase or decrease from current expectations, and commensurately affect unbilled receivables and deferred revenues. Furthermore, any changes that may be negotiated in new or existing contracts could require us to adopt different methods of revenue recognition for those contracts.

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

Long-Term Contracts

General. We provide outsourcing services under multi-year, multi-element arrangements, which often extend up to 10 years. These contracts are principally structured on a fee-for-service basis and provide that we receive a fee that is no greater than the client’s historical cost of operating the functions assumed by us. For some components of our outsourcing fees we provide negotiated discounts from the client’s historical costs or charge on a unit basis, reflecting service volumes. For other components of our outsourcing fees, principally reflecting amounts previously paid by clients to third-party vendors, after we have recovered our costs and/or achieved a negotiated minimum cost reduction, we may be required to share further savings with our clients in a negotiated gain sharing arrangement.

We recognize revenue and profit as work progresses based upon the proportion of costs incurred to the total expected costs. We maintain for each of our contracts estimates of total revenue and cost over the contract term. For purposes of periodic financial reporting, we accumulate total actual costs incurred to date under the contract. The ratio of those actual costs to our then-current estimate of total costs for the life of the contract is then applied to our then-current estimate of total revenue for the life of the contract to determine the maximum portion of total estimated revenue that should be recognized. To the extent that cumulative revenue is recognized under this policy in excess of amounts billed under the contract, unbilled receivables will be recorded. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revisions in our contract estimates are reflected on a current basis when the determination is made that facts and circumstances dictate a change of estimate. Favorable changes in estimates result in additional revenue and profit recognition, and unfavorable changes in estimates result in a reduction of recognized revenue and profit. Provisions for estimated losses on individual contracts are made in the period in which the loss is first determined.

Because we generally need time with a new contract before we can make reliable estimates of our costs of performance, our practice is to limit the amount of revenue recognized on a new contract to the amounts that had been or could be currently billed as of the end of the reporting period under the terms of the contracts until the contract reaches operational stability. We then adjust the cumulative revenue recognized to date for that contract to fully reflect our then-current estimates of profitability for the contract over its term. We measure the achievement of operational stability for each contract by considering various factors, including: completion of initial transition of client processes to our service delivery infrastructure, completion of the initial software and systems integration necessary to support our performance of services to the client, and achievement of stable operations under the contract as evidenced by the predictability of costs incurred. In addition, there may be other factors relevant to the operational stability of any particular contract, which we consider as appropriate in determining whether to cease to apply the revenue limitation to that contract. The revenue and gross profit adjustment on a contract resulting from discontinuance of the revenue limitation may be significant, depending on factors including the size of the contract and the cumulative costs incurred as of the date at which the contract achieved operational stability, but should not be considered indicative of future period results.

We have adopted Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” for contracts we entered into after June 30, 2003. EITF Issue 00-21 addresses the accounting, by a vendor such as us, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are closely interrelated or there is not sufficient evidence of relative fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. We anticipate that, in the near-term, services and deliverables to be provided under new business process management contracts will generally be similar in nature to services and deliverables provided in connection with our existing contracts. Our market and service offering is relatively new, and certain of our services have not been sold on a stand-alone basis, either by us or our competitors. Therefore, we believe that there is not, and in the near-term will not be, sufficient evidence of fair value for certain elements of our contracts. We anticipate accounting for future multiple-element contracts that share these characteristics as a single unit and in the same manner as we account for our existing multiple-element contracts as long as there continues to be a lack of fair value for certain elements of our contracts and some portion of these elements remain undelivered until the completion of a contract.

However, we are seeking to drive the HR BPO market toward a unit-based pricing methodology because we see benefits to us and to our clients of using this approach. To our clients, this would provide greater simplicity, and to us it would provide several potential benefits including a reduction in the level of due diligence involving assessment of current client costs, and a potential strategic advantage over some competitors. We have proposals underway to current and potential clients that would involve unit-based pricing. Contracts that utilize unit-based pricing may be accounted for differently than our current contracts, depending upon the exact nature of the agreement. Changing an existing contract to unit-based pricing could require us to change our accounting methodology for that contract, and ceasing proportional cost accounting on an existing contract could result in the write-down of part or all of any unbilled receivable, certain intangible assets or recovery of any deferred revenue related to that contract at that time. This could reduce profit in the period of the write-down, but would not necessarily affect cash flow.

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

We make estimates of total contract revenue and cost, and we periodically update those estimates to reflect our evolving estimates of the life-of-contract economics. While we believe we can make reasonably dependable estimates, all estimates are inherently uncertain and subject to change. Incorrect assumptions or erroneous perceptions of the resources required or revenue potential of a contract may need to be corrected. Changes in circumstances may require modification of estimates that were appropriate when made. For instance, we recently modified our estimates of contract revenue and cost for our contract with Bank of America in light of Bank of America’s decision to reduce the scope of services outsourced to us. We also recently modified our estimates of contract revenue and cost for our contract with BP as we now expect the contract to run to its full seven-year term through December 2006 (versus prior expectation of a five-year term). Uncertainties inherent in the performance of contracts may also affect our assessment of our contracts over time.

In an effort to maintain appropriate estimates, our policy is to review each of our long-term outsourcing contracts on a regular basis, not less than annually, and to revise our estimates of revenues and costs as appropriate. Various factors could cause us to increase our estimates of contract expenses. For example, our employment expenses and fees paid to vendors will tend to increase over time and may increase significantly from time to time depending upon market conditions and other factors. Changes in technology or competition may require us to increase infrastructure spending to maintain appropriate service capabilities. Changes in law may increase compliance costs. Our cost estimates may include the effect of some anticipated future cost savings that we believe are probable of being achieved, in addition to savings already achieved, and anticipated future cost savings may not be realized. Other factors could cause us to decrease our estimates of contract expenses. For example, improvements in service delivery that we achieve through process engineering, application of technology, and vendor rationalization all tend to decrease contract costs.

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

Increases in cost estimates and decreases in revenue estimates can have material adverse effects on our results of operations. If we determine that our previous cost estimates for a contract were too low, or our previous revenue estimates were too high, we will change our estimates appropriately on a current basis when the determination is made, including the recognition of the cumulative impact of the revision. The amount by which prior period revenue and gross profit was higher than it would have been if the updated estimates had been applied during earlier periods will be reflected as a reduction in revenue and gross profit in the period that the estimates are changed, and the lower estimated contract margin will also reduce our future gross profit outlook. Conversely, if we determine that our previous cost estimates for a contract were too high, or our previous revenue estimates were too low, the amount by which prior period revenue and gross profit was lower than it would have been if the updated estimates had been applied during earlier periods will be reflected as an increase in revenue and gross profit in the period that the estimates are changed (subject to our revenue recognition limitation if it is then still in place for that particular contract), and the higher estimated contract margin will also increase our future gross profit outlook. The magnitude of these effects will increase proportionately with the size of the contract, the proportion of the contract completed and the extent of the change in estimates. Some of these effects could be significant. Further, because we have a relatively small number of contracts and high client concentration, adverse changes in estimates for a single client contract could have a material adverse effect on our results of operations. For example, the changes in estimates resulting from recently announced reductions in the scope of the services we will provide to Bank of America beginning next year had a material adverse effect on our results of operations for the three months ended March 31, 2004, and will also continue to reduce our earnings in subsequent quarters.

We do not enter into contracts that are expected to result in a loss, but from time to time increases in cost estimates or reductions in revenue estimates may result in projected negative margins on a contract. In that case, the expected life-of-contract loss would be reflected as a loss in the period in which the loss determination is made. This could have a material adverse effect on our results of operations in the period in which the loss determination is recognized and would reduce our gross profit outlook.

Policies and Practices. We apply various policies and practices, including principally the three described below, to guide our estimates of contract revenue and cost and to produce consolidated financial statements that we believe appropriately reflect the economic substance of our outsourcing business. Over time we may modify our policies and practices and implement new ones.

Revenue Limitation until Operational Stability. As described above, we limit revenue recognized for each contract to amounts billed or billable until the contract reaches operational stability. Therefore, client contracts can contribute negative margins until operational stability is achieved. In the quarter in which contract operational stability is achieved, there generally is a change of estimate for the contract resulting in a one-time recognition of cumulative additional revenue and income attributable to the application of estimated life-of-contract margin to costs incurred in prior periods. This change of estimate typically increases unbilled receivables and has a positive effect on our revenue and operating results for the period in which it occurs, but should not be considered to be an appropriate indication of future results. In the first quarter of 2004, two of the contracts that were entered into after January 1, 2003 were deemed to have achieved operational stability, resulting in recognition of approximately $0.8 million in unbilled receivables associated with those contracts.

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

Limited Horizon for Estimates. We intend to increase efficiency and commensurately reduce service delivery costs over the life of our outsourcing contracts. However, our ability to deliver additional savings that are sustainable over the life of the contract becomes more speculative in the later years due to the potential for increasing delivery costs, uncertainty regarding future efficiency improvements and client needs, and other factors. Therefore, life-of-contract estimates generally will reflect only those reductions in our costs of service delivery that we believe are probable of being realized within a limited time following the date of analysis. This time horizon is a function of the maturity of our business, the development of our infrastructure and other general and client-specific factors. The horizon included in the contract estimates as of March 31, 2004, includes the estimated savings that we believe are probable of being achieved through March 31, 2005, an increase from a three-quarter horizon utilized in 2003 to a four-quarter horizon beginning in the first quarter of 2004. This increase of one quarter results from the completion of an updated detailed 12-month forecast, which we believe provides us with greater visibility into the longer-term contract view. We intend to roll this forecast forward each quarter to provide a consistent one-year outlook period. We currently consider efficiency improvements and cost savings that we plan to achieve beyond the above time horizons too speculative to include in our life-of-contract cost estimates.

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

Direct Contract Costs and Intangibles

We capitalize certain set-up and other direct installation costs (“Direct Contract Costs”) to the extent that we determine such costs are recoverable by the receipt of future contractually committed amounts. Capitalized set-up and other direct installation costs are included in Fixed Assets and Direct Contract Costs and are amortized over the applicable contract term. We may also have intangibles associated with particular contracts that are likewise amortized over the contract term. If a client contract terminates early, or changes so that such costs are no longer recoverable, then we will be required to write off unamortized Direct Contract Costs and intangibles associated with that contract, over the shorter remaining life of the contract, resulting in a lower life-of-contract margin and a commensurate charge to earnings on a current basis when the change occurs. Further, the resulting reduced margins will be recognized over the remaining contract term. As of March 31, 2004, we had Direct Contract Costs of $22.4 million and intangibles of $57.6 million, net of accumulated amortization.

Deferred Tax Assets

As of December 31, 2003 and March 31, 2004, we had $70.2 and $78.4 million, respectively, of net deferred tax assets, arising primarily from our net operating losses, which we have fully reserved through a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance and we continue to monitor our ability to realize our deferred tax assets. Assuming we are able to demonstrate a history of taxable income and to forecast with relative certainty that we will earn taxable profits for the foreseeable future, we will record one or more adjustments to reduce the valuation allowance to recognize on a current basis our anticipated use of our deferred tax assets to reduce our future income tax liabilities. Each such adjustment will be recorded in the period that we determine it is more likely than not that we can recover all or a portion of our deferred tax assets. Each adjustment will increase income for that period accordingly but should not be considered to be indicative of subsequent results. Upon utilization or expiration of the underlying net operating loss carryforwards, or full elimination of the valuation allowance, we will begin to record income tax expense and commensurately lower net income for subsequent periods in which we are profitable.

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

	Three Months Ended March 31,
	2003	2004
Revenue	100.0%	100.0%
Cost of Revenue	91.2	108.7

Gross profit (loss)	8.8	(8.7)
Selling, General and Administrative Expense	6.0	9.6

Income (Loss) from Operations	2.8	(18.3)
Investment and Interest Income (Expense), net	0.8	(0.3)

Income (Loss) from Continuing Operations Before Provision for Income Taxes	3.6	(18.6)
Provision for Income Taxes	—	0.1

Income (Loss) from Continuing Operations	3.6	(18.7)
Loss from Discontinued Operations, net of Provision for Income Taxes	(0.1)	(1.3)

Net Income (Loss)	3.5%	(20.0)%

Three Months Ended March 31, 2003 and 2004

Revenue. Revenue for the three months ended March 31, 2003 and 2004, was $112.2 million and $97.8 million, respectively. The revenue for the 2003 period was derived from six business process management clients. During 2003, the Company added five clients as a result of new business sales and acquired six new clients as a result of the purchase of international outsourcing contracts previously owned by PwC, bringing the Company’s total to 17 business process management clients.

The revenue decrease of $14.4 million for the 2004 period as compared to the 2003 period principally resulted from a change in estimate on the Bank of America contract, resulting from reductions in the scope of that contract, partially offset by growth in revenues from clients existing at March 31, 2003 plus new clients contracts sold or acquired during 2003. The changes in the scope of the Bank of America contract required us to accelerate the amortization of certain assets associated with the client over the now reduced term of the contract, resulting in a write-off of approximately $18 million in unbilled receivables and the deferral of approximately $6 million of previously billed revenue. The acceleration of the asset amortization will reduce the revenue derived from the contract over the next 12 months versus the original contract plan, by between $4 and $6 million per quarter. This reduction is caused mainly by the amortization of certain assets through revenue, plus the impact on revenue recognition of the now-reduced life of contract margin.

For the three months ended March 31, 2003, three process management clients accounted for 49%, 22% and 16% of revenue as compared to four process management clients accounting for 30%, 19% 16% and 11% of revenue for the three months ended March 31, 2004. No other client accounted for more than 10% of revenue in the 2003 and 2004 periods. For the three months ended March 31, 2003 and 2004, 30% and 28%, respectively, of our process management revenue was generated from the provision of services with more highly variable volumes, such as staffing and learning, which depend upon client discretionary spending. The decrease in the percentage of revenue from this type of business represents a continuation of the trend we experienced in the latter half of 2003, as our clients reduced the use of temporary staffing, combined with an increased number of contracts with only direct services provided under them. The revenue from these more variable services is excluded from our long term contract estimates. Two of our contracts, Universal Music Group and Vivendi Universal Entertainment reached operational stability during the three months ended March 31, 2004, resulting in a change in estimate for these contracts due to the transition of revenue recognition from as billed to proportional cost. There was also an increase in unbilled revenue of approximately $7.3 million generated by the BP contract. This resulted principally from the determination that the contract is now expected to run to its full seven-year contractual term through December 2006 (versus prior expectation of a five-year term) and commensurate changes in life-of-contract estimates. Other increases to receivables, primarily unbilled receivables associated with the International Paper, Universal Music Group, and Vivendi Universal Entertainment contracts, offset the reduction in unbilled receivables of $18.3 million for the Bank of America contract, resulting in relatively little change to total receivables as of March 31, 2004, compared to total receivables as of December 31, 2003.

Cost of Revenue. Our cost of revenue for the three months ended March 31, 2003 and 2004, was $102.3 million and $106.3 million, respectively, and our gross margin for the same periods was 8.8% and (8.7)%, respectively, as a percentage of revenue. The deterioration in our gross margin in the 2004 period as compared to the 2003 period principally reflects the change in estimate described above for the Bank of America contract. Cost of revenue consists primarily of compensation and benefits paid to our employees who are directly involved in providing our services, computer and communications equipment and services costs, facilities costs, depreciation and amortization of capitalized expenditures incurred in connection with our process management contracts, and expenses associated with third-party vendors who provide services on our behalf for our clients within the scope of our process management contracts. The increase in the cost of revenue for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 principally resulted from the progressive transition of service responsibility to Exult under our various process management contracts and the continuing expansion of our infrastructure and service capacity. In the first quarter of each year, our expenses tend to increase with the impact of annual salary and benefits changes, which are partially offset by increased leverage achieved through improvements made in our service delivery systems, including the use of our Multi-Shore model, combined with the impact of continuing cost controls and efficiency programs instituted in connection with our Exult Service Delivery Model. Operating expense will tend to increase to support any growth we may achieve, and our profitability depends upon our ability to scale our business by leveraging existing resources across a broader revenue base and limiting increases in operating expense associated with new business to levels significantly below our clients’ historical costs of operating the processes that we assume. Significant expansion of capacity in connection with new contracts may delay our achievement of this scale. We incurred a negative gross profit margin in the quarter ended March 31, 2004, following a number of quarters of profitability. In the future, we may incur negative gross margins as we continue to transition and transform our clients’ HR processes.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2003 and 2004, was $6.7 million, or 6.0% as a percentage of revenue, and $9.4 million, or 9.6% as a percentage of revenue, respectively. Selling, general and administrative expense generally consists of compensation for employees engaged in developing product features and service delivery capabilities; marketing, promoting and selling our services; and management and administrative activities. Selling, general and administrative expense also includes third-party consulting and marketing expenditures; facilities and office costs; legal, accounting and recruiting fees and expenses; and certain depreciation and amortization of capitalized expenditures. Included in selling, general and administrative expense for the three months ended March 31, 2003 and 2004, was $0.8 million and $0.5 million, respectively, of depreciation and amortization expense from certain capitalized costs and compensation deferrals. The increase in expense of $2.7 million for the three months ended March 31, 2004 was principally due to increased IT infrastructure costs, increases in insurance costs, higher marketing costs and general increases in labor costs related to support functions.

Investment and Interest Income (Expense), net. Net investment, interest income, and interest expense for the three months ended March 31, 2003 and 2004, was $0.8 million and $(0.4) million, respectively. Net investment and interest income for the three months ended March 31, 2003 consisted of investment and interest income of $1.1 million, partially offset by $0.3 million of interest expense. For the three months ended March 31, 2004, net investment and interest income consisted of $0.7 million of investment and interest income, offset by $1.1 million of interest expense. During the three months ended March 31, 2003, we realized $0.4 million in realized gains from sales of short-term investments. There were no similar sales during the three months ended March 31, 2004. Investment and interest income is generated primarily from short-term investing of cash in excess of current requirements. Investment and interest income for the three months ended March 31, 2004 decreased as compared to the three months ended March 31, 2003, primarily as a result of slightly lower interest rates in the 2004 period. Interest expense increased for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, primarily due to the interest payments accrued for our 2.5% Convertible Senior Notes issued in September and October 2003.

Provision for Income Taxes. In general, we have incurred tax net operating losses since our founding. In certain foreign jurisdictions, we have generated taxable income, which results in foreign income tax expense. A full valuation allowance has been provided against the tax benefit associated with the net operating losses and other deductible temporary differences because of the uncertainty of realizing the net deferred tax assets. The remaining federal and state net operating loss carryforwards expire beginning 2018 and 2005, respectively. The carryforward period for any foreign net operating loss varies based upon the prevailing tax laws in the local jurisdiction.

Net Income (Loss) from continuing operations. The foregoing resulted in net income from continuing operations for the three months ended March 31, 2003, of $4.0 million, or $0.04 and $0.03 per basic and diluted share, respectively and net loss from continuing operations for the three months ended March 31, 2004, of $(18.3) million, or $(0.18) per basic and diluted share.

Discontinued Operations

In the fourth quarter of 2003, the Company determined that its Gunn consulting operations no longer fit its strategic operating objectives and accordingly adopted a formal plan to dispose of these operations within the next six-month period. Accordingly, the operating results of the operations have been classified as discontinued operations for all periods presented.

For the years ended December 31, 2001, 2002, and 2003, the Gunn consulting operation generated revenue of $15.5 million, $14.6 million and $6.5 million, respectively, resulting in net income (loss) of $0.3 million, $0.9 million and $(4.6) million, or 0.1%, 0.2% and (1.0)% of consolidated revenue from continuing operations, respectively. The loss from discontinued operations for the year ended December 31, 2003 included an impairment charge of approximately $3.3 million of goodwill as a result of management’s decision to dispose of certain assets and reduce the carrying value of the assets of the operation to its estimated fair value less estimated selling costs. Such impairment charges were recorded in accordance with the provisions of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. As of December 31, 2003, subsequent to the write-offs, the net carrying value of the remaining assets in the consulting operation was approximately $0.1 million and represented the net realized value of the name “Gunn Partners”. This amount was classified as assets held for sale in the consolidated balance sheet as of December 31, 2003.

For the quarter ended March 31, 2004, the Gunn consulting operation generated revenue of $0.5 million, resulting in a net loss of $(1.2) million, or (1.0)% of the consolidated revenue from continuing operations. The loss comprised $0.2 million in asset disposition and bad debt allowance, $0.2 million in license fee termination, $0.6 million in severance expenses and $0.2 million in general and administrative expenses. During the quarter ended March 31, 2004, the Company wrote off $0.1 million associated with the assets held for sale of the Gunn consulting operation.

Net Income (Loss)

The foregoing resulted in net income for the three months ended March 31, 2003, of $3.9 million, or $0.04 and $0.03 per basic and diluted share, respectively and net loss for the three months ended March 31, 2004, of $(19.6) million, or $(0.18) per basic and diluted share.

Liquidity and Capital Resources

Since our inception in October 1998 through March 31, 2004, we have financed our operations primarily with equity contributions, including net cash received from private placement sales of our capital stock totaling $169.5 million from inception, the net proceeds from our June 2000 initial public offering and the August 2001 follow-on public offering totaling $157.0 million, and, to a lesser extent, by cash generated from our business and the exercise of stock options and warrants and participation in our employee stock purchase plan. In addition, we also raised net proceeds of $106.6 million from the sale of our 2.5% Convertible Senior Notes during September and October 2003.

    Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2003, was $9.5 million as compared to net cash used by operating activities of $0.8 million for the three months ended March 31, 2004. The increase in net cash used by operating activities for the 2004 period, as compared to the 2003 period was attributable to a greater proportion of profit being generated from unbilled revenue adjustments in the period. The first quarter of the year is likely to generate lower cash from operations compared to other quarters due the payment of any cash bonuses in the quarter, which were accrued in the prior year and the impact of salary and fringe payments to employees as the result of annual reviews. These payroll-related items were higher in the first quarter of 2004 than in the first quarter of 2003.

    Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2003 was $4.9 million and net cash used by investing activities was $25.5 million for the three months ended March 31, 2004. Prior to December 2001, we invested substantially all of our available cash in highly liquid temporary cash investments with initial maturities of 90 days or less which we classify as cash equivalents. Commencing in December 2001, in order to enhance our investment yield, we began to invest a portion of our available cash in financial instruments with maturity dates in excess of 90 days, which we classify as short-term investments. These financial instruments consist primarily of U.S. government debt securities and high-grade investment quality debt securities with maturities of less than three years. Accordingly, the transactions in such securities are included in investing activities and represent net cash provided by investing activities of $11.9 million for the three months ended March 31, 2003, and net cash used by investing activities of $17.2 million for the three months ended March 31, 2004. Cash was used primarily to construct and expand our client service centers and our internal systems as well as to fund client set up costs totaling $5.3 million and $9.1 million during the three months ended March 31, 2003 and 2004, respectively.

    Financing Activities

We used $0.6 million and generated $0.4 million in cash, net from financing activities during the three months ended March 31, 2003 and 2004, respectively. This is the net result of cash generated of $0.4 million and $1.7 million for the three months ended March 31, 2003 and 2004, respectively, from the exercise of stock options and purchases under our employee stock purchase plan which partially offset payments of $1.0 million and $1.3 million made with respect to our long-term obligations during the three months ended March 31, 2003 and 2004, respectively.

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

As of March 31, 2004, we had cash, cash equivalents and short-term investments of $188.4 million. We believe that our cash on hand will be sufficient to satisfy our working capital requirements for at least the next 12 months. If we experience rapid growth or unanticipated expenses, we may need to raise additional funds through public or private debt or equity financings in order to maintain adequate cash balances to satisfy the expectations of prospective clients; finance acquisitions, expansion of our service capabilities, new client contracts with capital investment requirements, and other strategic opportunities; and address operating issues. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all, and if we need additional funds but cannot obtain them, our ability to fund our operations or strategic initiatives may be impaired.

    Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments for the periods indicated (in thousands):

	April 1, 2004 March 31, 2005	April 1, 2005 March 31, 2007	April 1, 2007 March 31, 2009	Thereafter	Total
Long-Term Debt Obligations(1)	$12,634	$782	$103	$106,770	$120,289
Operating Leases(2)	6,688	10,973	12,143	3,263	33,067
Unconditional Purchase Obligations(3)	800	5,050	7,500	—	13,350

Total	$20,122	$16,805	$19,746	$110,033	$166,706

(1)	In 2003, the Company sold $110.0 million principal amount of 2.50% Convertible Senior Notes (“Notes”) due October 1, 2010 at 97% of the principal amount thereof. As of March 31, 2004, the outstanding balance of the Notes was $106.8 million. The Company’s long-term arrangements also include capital lease arrangements in connection with the purchase of certain current assets and fixed assets.
(2)	Operating lease obligations represent estimated lease payments primarily related to the Company’s domestic and international office spaces and various computer and office equipment.
(3)	The Company has entered into various purchase commitments with third parties for certain products and services in connection with the Company’s process management services.

Recent Accounting Pronouncements

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

Among other changes, FIN46R (a) clarified some requirements of the original FIN46 which had been issued in January 2003, (b) eased some implementation problems and (c) added new exceptions. FIN46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period after March 15, 2004 except that all public companies must, at a minimum, apply the provisions of the Interpretation to all entities that were previously considered “special purpose entities” under the FASB literature prior to the issuance of FIN46R by the end of the first reporting period ending after December 15, 2003. We do not anticipate that the adoption of FIN46 will have a material impact on our financial position, cash flows or results of operations.

On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not materially affect our revenue recognition policies, or our results of operations, financial position or cash flows.

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment”, addressing the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity securities of the enterprise, or (b) liabilities based on the fair market value of the enterprise’s equity securities or that may be settled by the issuance of equity securities. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require that such transactions be accounted for using a fair-value-based method. The proposed Statement would not change the accounting for transactions in which an enterprise exchanges its equity securities for services of parties other than employees, which falls under FASB Statement No. 123, “Accounting for Stock-Based Compensation.” If the proposed Statement is adopted in its current form, we would be required to record a non-cash expense for stock options issued to our employees after the Statement becomes effective as well as any pre-existing options that vest after the effective date. This could significantly reduce our reported earnings, depending on the number of stock options issued and the amount of expense recorded, although it would not have an adverse impact on our cash flow or financial position.

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

We expect our contracts with Bank of America, BMO Financial Group, BP p.l.c., International Paper Company, and Prudential Financial to provide most of our revenue through 2004 and possibly in future periods. For fiscal 2002 and 2003, these clients collectively accounted for approximately 95% and 92%, respectively, of our revenue. We believe our ability to secure future clients and revenues will be largely dependent upon our ability to perform and achieve the contracted service levels and cost savings for our current clients.

Each of our process management contracts can be terminated by the client for convenience after a specified portion of the term has elapsed, upon required notice and, in many cases, payment of specified early termination penalties. The point at which a contract may be terminated for convenience varies from client to client, generally ranging from one to five years from contract signing. That point has passed for some clients, including Bank of America (which has recently exercised this right as described above under “Recent Developments”), BP p.l.c., Unisys Corporation and Pactiv. The early termination penalties provided for under these contracts are designed to help defray the expenses we incur in implementing the contract, including diligence, transition, set-up and installation costs, and may provide some compensation to us, but they are not adequate substitutes for the overall adverse impact to us, including revenue or profit that could be lost as a result of contract termination by the client and any write-off of assets including unbilled receivables and intangible assets associated with that contract at the time of termination. Conversely, in some cases, early termination could result in the recovery of deferred revenue, if any, associated with the contract, and that would not be indicative of future results.

Our outsourcing clients typically entrust us with important functions over a long period of time. Accordingly, they demand contractual provisions to protect their interests. Among other things, our client contracts specify service level requirements that we must meet, and generally permit the client to impose monetary penalties or terminate the contract for repeated failures to meet requirements on identified critical services. We have generally met or exceeded these service levels, but occasionally we have experienced service level issues due to the complex nature of the work and high standards set. Most times we identified these issues through our review and reporting procedures and took pro-active action to address the issue. In limited other cases, clients have claimed that we missed a critical service level, and we agreed or disagreed, depending upon the circumstances. In our experience to date, in these situations, clients have been primarily interested in addressing certain service needs and have not ultimately sought significant remedies. However, in the future we may miss contractual service levels, and instances of severe or repeated breach, as defined by each contract, could permit a client to assess significant monetary penalties against us, or, depending on the terms of the contract, terminate the contract in whole or part without further payment to us.

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

From time to time, our clients may acquire other companies, or be acquired themselves. These acquisitions may present opportunities for clients to re-evaluate the extent to which they will continue outsourcing their HR and other business processes to us, and it is possible that an existing client may decide to increase or decrease the amount of business it outsources to us or terminate the outsourcing relationship in its entirety for convenience as a result of such a transaction. For example, acquisition activity by BP p.l.c resulted in increased business for us, and divestitures by Prudential Financial, reduced our volumes on that contract. As described above under “Recent Developments,” our client Bank of America has informed us that, in connection with their acquisition of FleetBoston Financial Corporation, it will reduce the services it receives from us beginning in April 2005.

If any of our major clients were to substantially reduce or stop using our services, or if we experience significant, repeated performance failures, our reputation and future revenues would be seriously impaired. Furthermore, any termination or significant reduction in scope of a client contract could lead to a significant earnings charge if we determine that the recoverability of assets associated with that contract, such as intangibles related to contract acquisition and transition, is impaired, or as a result of write-off of unbilled receivables associated with that contract. The changes in our contract with Bank of America had these effects. We expect to face similar risks with other significant clients until our business is more firmly established and our client base is more diversified. In addition, if our contracts are prematurely terminated or are not renewed upon expiration, we may incur significant costs associated with existing assets used on such contracts that are no longer required. For instance, we may have significant unreimbursed lease costs on facilities that are made redundant by the loss of a major client, as well as significant unreimbursed severance costs associated with personnel made redundant by such loss.

Our client contracts and vendor relationships may not yield the results we expect.

Our revenue expectations may decrease. We maintain estimates of our aggregate anticipated revenue for our entire contract base, and from time to time we disclose some of these estimates. These estimates change as our contracts evolve, and a number of factors can cause our revenue expectations to decrease. While our client contracts generally include commitments by clients regarding service scope and pricing, there are also provisions pursuant to which billings can increase or decrease in response to changes in the client’s organization. Further, other factors give clients leverage to renegotiate price and other terms with us, such as the right to terminate for convenience, our desire to obtain additional business from the client, looming expiration of the contract, negotiation over potential penalties associated with service level issues, and our general desire to be responsive to clients’ business needs. In this context, various circumstances can lead to reduction in revenues from any particular client, including: client financial difficulties or business contractions or restructurings that lead to reductions in workforce or discretionary spending on services such as staffing and training; amendments agreed to by us which reduce the scope or revenue for services; early termination of client contracts in whole or part, whether resulting from developments in the client’s business or the client’s exercise of discretion; insourcing or retention by the client of processes previously contracted to us (subject to our approval when required under the terms of the contract); non-assignment to us of third-party vendor contracts that we initially envisioned taking over from the client; and other circumstances within the client’s organization that are beyond our control. In addition, our receipt of revenue under any particular contract may be delayed if transition of the client’s processes to our infrastructure takes longer than anticipated. While our contracts with our clients may contemplate further expansion, this may not occur, and if it does occur, significant additional expenditures by us may be required to fund such expansion. In addition, our process management contracts generally permit our clients to impose financial penalties against us for specified material performance failures.

We might not be able to achieve the cost savings required to sustain or increase profits under our contracts. Our business model inherently places significant ongoing pressure on our operating margins. We provide our direct outsourcing services over long terms for fixed fees that are generally equal to or less than our clients’ historical costs to provide for themselves the services we contract to deliver. Additionally, our contracts generally guarantee cost savings to our client, irrespective of our cost of providing these services, and clients’ demand for cost reductions may increase over the term of the agreement. As a result, we bear the risk of increases in the cost of delivering HR process management services to our clients, and our margins associated with particular contracts will depend on our ability to control our costs of performance under those contracts and meet our service commitments cost-effectively. Over time, vendor costs and our own internal operating expenses will tend to increase as we invest in additional infrastructure and implement new technologies to maintain our competitive position and meet our client service commitments. Further, taking over services previously delivered by vendors involves further increases to our internal operating expense. We must respond by continuously improving our service efficiency and unit costs and vendor management and continuing to grow our business so that our costs are spread over an increasing revenue base. If we stop improving, our ability to sustain or increase profitability will be jeopardized.

Achieving the efficiency we need to sustain or increase our profitability depends upon our ability to continue to develop our process operations and our operational platform into a standardized management system that can be operated from our client service centers and extended to multiple clients with limited client-specific adaptation and modification. The actual cost reductions we are able to achieve will vary by client for a variety of reasons, including the scope of services we agree to provide and the existing state of our clients’ departments and processes. If we miscalculate the resources or time we need to perform under any of our contracts, or if our transformation efforts are not as successful as we anticipate, the costs of providing our services could exceed the fees we receive from our clients, and we would lose money.

We use our operational platform to distribute our work across our international network of service centers and among vendors, including overseas vendors, as efficiently as possible based upon the tasks being performed, staff training and expertise, costs, regulatory issues, language, and other factors. This practice is critical to our business plans and we expect to continue and increase it. Some clients and potential clients may resist this approach to work distribution because of concerns about service quality, data security, legal and cultural issues, and other reasons. Regulatory and political factors may also cause difficulties as “offshoring” is blamed for job losses in the U.S. and Europe. Disruption of our work distribution methods, including limitations on our ability to use overseas vendors or to move work among our multi-shore locations, as well as unique operating costs to manage and coordinate work across international centers and to satisfy regulatory requirements for global operations, would increase our costs and adversely affect our margins. Overseas vendors may be difficult to manage and require significant investments in monitoring and systems integration. If we have disputes with overseas vendors it may be difficult for us to enforce our rights, and replacing overseas vendors may involve delay and expense.

Our use of vendors presents liability risks, revenue volatility and margin pressures. A significant portion of our revenue is attributable to services we provide to our clients through the use of third-party vendors that provide specialized services, such as temporary staffing, training, learning content, benefits administration and relocation services. We select some of these vendors and assume others from relationships established by our clients before contracting with us. These vendors may act as subcontractors or vendors to us or provide services directly to our clients under our control; in either case, we have certain contractual responsibilities for the delivery and acceptability of these services, and errors or omissions, service failures, breach of contract or insolvency by our vendors could cause us to have liability to our clients. This liability could exceed the limits of liability the vendors have to us. If our clients are not satisfied with the services provided by these third-party vendors, they may be entitled to recover penalties or to terminate their agreements with us, which could seriously harm our business.

A significant portion of the revenue derived through the use of third parties is quite variable in nature. The revenue attributable to temporary staffing is particularly variable as clients order such services on an as-needed basis. These fluctuations can cause material changes in our revenue growth rates, although the impact of these changes on margins is far less significant for lower margin third party processes such as temporary staffing.

Further, targeted operating margins are more difficult to achieve in the portion of our revenue attributable to third-party vendors. Our third-party vendor business is composed of several different types of processes across numerous vendors. In many cases, our initial cost of paying these vendors is equal to our revenue attributable to their services. In order to generate targeted operating margins and realize a profit from revenue received in connection with these third-party vendor contracts, we must reduce these vendor costs by rationalizing and consolidating the vendors, improving efficiencies, obtaining more favorable pricing, or performing the services ourselves at a lower cost. This may involve delay as existing contracts run their course and we attempt to renegotiate with or replace these vendors. At the conclusion of these third-party contracts, we must negotiate new third-party contracts, or provide these services ourselves, at the same or more favorable rates in order to generate our target operating margins. In addition, our clients often request changes to services that we provide through the use of other vendors. In some of these instances, accommodating a client requires re-negotiation of vendor contracts, which can be time consuming and may not be possible. Inability to modify vendor terms to suit a client could have an adverse affect on our relationship with that client.

We may also need our clients’ consent to substitute new vendors or ourselves for previous vendors, either because of contractual provisions or operational concerns. We are still developing our third-party vendor management capabilities, and our efforts may lead to varying results depending upon the process, vendor, and client involved and other factors. To date, our operating margins on the portion of our revenue attributable to services provided through third-party vendors have been limited. Accordingly, until we are able to develop substantial portions of our third-party vendor business to the point that it generates meaningful operating margins, our overall margins and ability to generate profits will rely upon strong performance in the “direct” process management and project services that make up the balance of our revenue.

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

In addition to client-specific infrastructure requirements, we face general development imperatives. As our market becomes more competitive, it becomes increasingly important to us to continue to innovate. We must reduce our costs of delivery year over year to enable us to meet competitive pricing pressures. We must maintain our service quality competitive advantage by continuing to reduce process cycle times and work output variability in our operating facilities. We must better integrate the different parts of our service offering, in particular, processes such as benefits that are provided by third party vendors, in order to improve the efficiency of our offering and the quality of the experience our clients’ personnel have in using our services. We must deliver new and better information and analytics to help clients obtain maximum benefit from our services. We must develop our ability to provide services in different parts of the world through an infrastructure that takes advantage of common resources and methodologies, but accounts for linguistic, cultural, geographic, and regulatory differences. We must broaden the scope of services we offer clients. And we must maintain a configurable service offering that has the flexibility to accommodate clients’ divergent demands and priorities. Failure to meet these challenges will weaken our competitive position and adversely affect our results of operations.

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

From the time we begin providing services under a long-term outsourcing contract until the contract reaches operational stability, we limit the amount of revenue recognized under our proportional cost methodology to amounts that have been or can be currently billed under the terms of the contract. Once the contract reaches operational stability, we discontinue this limitation and adjust the cumulative revenue recognized to date for that contract to fully reflect our then-current estimates of profitability for the contract over its term. Thereafter, we recognize revenue and profit as work progresses based upon the proportion of costs incurred to total expected costs for the life of the contract. This results in unbilled receivables to the extent that revenue recognized exceeds billings. Later in the contract term, the amount of unbilled receivables associated with that contract will diminish as billings exceed revenue recognized. However, if a contract were to terminate early, or change so that our revised estimates of revenue, cost and contract duration will no longer support the recovery of unbilled receivables over the original contract term, we would be required to write off any unbilled receivables associated with that contract to the extent that they exceed any termination payments we are entitled to recover, resulting in a commensurate charge to earnings on a current basis when the change occurs. We may also be required to write off client-specific capitalized costs under these circumstances, or amortize them over a shorter period of time, which would also reduce our earnings. Termination payments may not be sufficient to defray the entire unbilled receivable and any other client-specific capitalized costs, and the net write-off may be significant and could have a material adverse effect on our results of operations. Furthermore, cessation of payments by a client under a contract for which we have client-specific capitalized costs, including outstanding unbilled receivables, because of insolvency, legal claims or other factors, would have similar consequences. As of December 31, 2003, we had unbilled receivables of approximately $30 million, slightly more than half of which was associated with our contract with Bank of America. In the first quarter of 2004, the changes in our contractual relationship with Bank of America caused a reduction in revenue of approximately $23.9 million on that contract. After this reduction, we had unbilled receivables of approximately $25.2 million as of March 31, 2004. We expect unbilled receivables to increase as our business grows. Further, if our ability to estimate cost reductions in future periods with greater certainty improves and as a result we extend beyond one year the period over which future anticipated reductions in our costs to perform under long-term contracts are factored into our estimates of contract costs, unbilled receivables would increase.

Proportional cost accounting requires us to maintain estimates of life-of-contract revenue and cost for each of our multi-year outsourcing contracts. All estimates are inherently uncertain and subject to change to correct inaccurate assumptions and reflect changes in circumstances. In an effort to maintain appropriate estimates, we review each of our long-term outsourcing contracts on a regular basis. If we determine that our cost estimates for a contract are too low, or our revenue estimates are too high, we will change our estimates on a current basis when the determination is made, resulting in the recognition at that time of the cumulative portion of the revision that applies to prior periods. The amount by which prior period revenue and gross profit was higher than it would have been if the updated estimates had been applied during prior periods would result in a reduction of revenue and gross profit when the estimates are changed, and the lower estimated margin would reduce our future gross profit outlook. The magnitude of these effects would increase proportionately with the size of the contract, the extent of the change in estimates, and the duration of the prior period to which the updated estimates must be applied. Some of these effects could be significant. Further, because we have a relatively small number of long-term outsourcing contracts and high client concentration, changes in estimates for a single client contract could have a material adverse effect on our results of operations. The consequences of our changes in our contractual relationship with Bank of America, as described above in “Recent Developments,” are an example of these effects.

New reporting standards may require us to adopt different accounting, which may adversely affect our revenues and results of operations.

Accounting rulemaking bodies and the staff of the SEC have promulgated new rules and interpretations related to accounting for long-term service contracts, including the recently released EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” We believe, based upon our analysis and consultation with our advisors, that our accounting for our existing long-term contracts is not inconsistent with these new rules and interpretations. We adopted EITF Issue 00-21 prospectively for transactions entered into after June 30, 2003. We anticipate that, in the near-term, services and deliverables to be provided under new business process management contracts will generally be similar in nature to services and deliverables provided in connection with our existing contracts. Our market and service offering is relatively new, and certain of our services have not been sold on a stand-alone basis, either by us or our competitors. Therefore, we believe that there is not, and in the near-term will not be, sufficient evidence of fair value for certain elements of our contracts. We anticipate accounting for future multiple-element contracts that share these characteristics as a single unit and in the same manner as we account for our existing multiple-element contracts as long as there continues to be a lack of fair value for certain elements of our contracts and some portion of these elements remain undelivered until the completion of a contract.

However, we are seeking to drive the HR BPO market toward a unit-based pricing methodology because we see benefits to us and to our clients of using this approach. To our clients, this would provide greater simplicity, and to us it would provide several potential benefits including a reduction in the level of due diligence involving assessment of current client costs, and a potential strategic advantage over the majority of our current competitors. We have proposals underway to current and potential clients that would involve unit-based pricing. Contracts that utilize unit-based pricing may be accounted for differently than our current contracts, depending upon the exact nature of the agreement. Changing an existing contract to unit-based pricing could require us to change our accounting methodology for that contract, and ceasing proportional cost accounting on an existing contract could result in the write-down of part or all of any unbilled receivable or recovery of any deferred revenue related to that contract at that time. This could reduce profit in the period of any write-down, but would not necessarily affect cash flow.

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

Also, the FASB has recently issued a proposed Statement that would require us to expense stock options that we issue after the effective date of the Statement as well as pre-existing options that vest after the effective date. While this Statement, if adopted in its present form, would not affect our cash flow or financial position negatively, it could have a significant negative impact on our reported earnings, depending on the number of stock options granted and the amount of the non-cash charge we are required to record.

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

There is no assurance that we will achieve target profits or generate positive cash flows.

The fourth quarter of 2002 was our first profitable quarter, and 2003 was our first profitable fiscal year. The creation of our business has consumed significant amounts of cash and we expect to invest additional significant amounts of cash in our future development. We incurred net losses of $94.8 million, $74.7 million and $10.6 million for the years ended December 31, 2000, 2001 and 2002, respectively, as well as a net loss of $19.6 million for the three months ended March 31, 2004. We may incur net losses in future periods. While we do not enter into contracts for which we expect to incur a loss, and although we estimate and model each of our client contracts to be individually profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. Further, our ability to sustain positive cash flow depends upon a number of factors, including fuller utilization of our infrastructure and achievement of additional scale in our business. Cash flow can vary significantly from quarter to quarter for various reasons, including investments we make in connection with new client transitions and strategic initiatives and timing differences between our receipt of payments from our clients and payments to our vendors.

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

In the past, we have implemented various cost reduction measures to meet our profitability goals. These measures included overhead facilities consolidations, limited headcount reductions, and various reductions in manager discretionary compensation and discretionary employee benefit programs. Many of these measures are not sustainable in the long run. Accordingly, our future profitability depends upon increased revenue as well as efficient operations.

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

Growth in demand for integrated HR-led process management services exceeds our capacity to absorb new business, and such demand has also become more segmented, with some potential clients demanding service customization, scope, and pricing attributes that are not consistent with our delivery model. Competitors are taking advantage of demand that lies beyond our current capabilities to build their own businesses. Some of these factors may have contributed to Bank of America’s decision to transfer some of the services we provide to another vendor.

To win new business, our first challenge has been to convince potential clients to choose outsourcing over internal solutions. For clients that decide to outsource, we have for some time viewed our current and potential competitors as including technology outsourcers, single-service providers, and consulting firms that are expanding their offerings to include broad HR offerings. Recently, large technology and process outsourcers and a few companies that built strong businesses and reputations providing payroll or benefits-related services have committed themselves to our market, made substantial infrastructure investments, and signed major contracts to provide HR BPO services to Global 500 corporations. As a result, we believe that there are now between five and 10 competitors that any company contemplating HR-led business process outsourcing might view as potentially viable providers. We expect that market experience to date and the predicted growth of the HR outsourcing market will continue to attract and motivate more competitors. In addition, we believe there will be future consolidation in our market, which could affect competition in ways that may be adverse to us. Among other things, current or aspiring competitors could seek to purchase Exult, and it is not clear at what price any such transaction might be proposed or concluded.

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

We have seen some of these capabilities manifested in the nature of the competition we have encountered. For example, some competitors appear willing to pay significant sums for client assets that may not be leverageable without significant additional investment. Some competitors appear willing to offer pricing that appears to us to yield low margins, apparently to gain market share or in anticipation of dramatic future improvements in their costs of delivery. The increased role of sourcing advisors, which assist prospective clients in evaluating and negotiating BPO transactions, has seemed to us to contribute to pricing pressures. While overly aggressive pricing may not ultimately be conducive to the health of a long-term, complex outsourcing relationship, some clients emphasize short-term cost over other considerations. Larger competitors with more resources and diversified sources of revenue and profits can absorb the cost of competing on this basis more readily than we can. Bank of America, our largest customer, has also chosen to transfer some of the services we currently perform to a competitor.

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

To sustain and increase profitability, we must extend our service model across many client organizations and gain additional critical mass in the size and breadth of our operations. Our ability to achieve growth depends upon the following essential elements:

•

The market for skilled employees is competitive, and we must be able to hire, train and retain key personnel including managers, HR specialists, web and Internet technologists and programmers, business development and process management specialists and technical and customer support personnel. To keep pace with our growth, we have decided to add additional management in key areas, and we have several searches underway.

•	We have recently added four client service centers: one in India, which we have created to provide supporting services across our system; one in Canada, which we have begun operating in connection with our contract with BMO Financial Group; and one each in England and Brazil, which we acquired as part of our purchase of PwC’s BPO operations. We anticipate opening an additional center in Eastern Europe. Our plan is to use these new centers, together with our centers in the U.S. and Scotland, as an integrated multi-shore network within which we will allocate work as efficiently as possible based upon the tasks being performed, staff training and expertise, costs, regulatory issues, language, and other factors. Optimal work allocation is an important part of the Multi-Process OutsourcingSM, operational platform and can be difficult to achieve due to significant training, organizational integration, and systems requirements; cultural, political and regulatory barriers to “offshoring;” and other factors. If we are unable to optimize work allocation, our profitability and ability to structure competitive new BPO contracts will suffer.

•	Our client service centers are designed to handle our existing client demands and have capacity to accommodate anticipated near-term growth in our service volumes. We will need to expand our existing centers or open new client service centers to handle the long-term growth we seek. We must devote substantial financial and management resources to launch and operate new centers successfully, and we may not select appropriate locations for these centers, open them in time to meet our client service commitments or manage them profitably.

•	As we assume responsibility for the existing HR departments of our clients, we must be able to assimilate certain HR personnel from these clients and integrate disparate systems, procedures, controls and infrastructures.

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

The US Congress and various state legislatures have introduced a variety of bills dealing with off-shoring and outsourcing, potentially affecting matters such as: (i) restrictions on government contracting that would result in job or work transfers offshore; (ii) retraining programs for displaced workers; (iii) call center regulation that would require notification to US callers of the country location of the service representative and re-routing of calls to a US-based operator; and (iv) additional data privacy regulation. It is uncertain whether any of these or future proposed bills, in the US and elsewhere, will become law, and while certain measures would have little or no effect on our operations or customers, it is possible that some proposed laws would limit where and how we could perform services or increase the costs of our service delivery model.

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

We have in the past purchased assets and hired personnel from our clients and third parties. We expect to continue such transactions from time to time in the future. Acquisitions may result in amortization expense and other charges. In addition, rationalizing headcount and facilities consolidation following acquisitions or transition of client processes to our systems may result in severance and closing expenses. As our business evolves, we may from time to time incur costs for severance and infrastructure consolidation, as well as costs relating to the implementation of new organization structures, technologies, processes and other changes in our business. These costs will reduce our reported earnings. Our service delivery infrastructure is represented by significant tangible and intangible assets reflected on our balance sheet. Our existing assets and infrastructure can accommodate some growth in our business, and we expect our capacity to increase in the future, both as a result of acquisitions of new assets and efficiency improvements in our ESDMSM. We try to maintain sufficient assets and capacity to support reasonably anticipated business growth without carrying excessive assets or idle capacity. To the extent that we might in the future determine that our assets or the capacity of our service delivery infrastructure exceed our reasonably anticipated needs, it may be necessary to take a charge to operations for excess assets or capacity, which would reduce our reported earnings. Further, steps we take to reduce our cost structure, related asset write-downs, severance costs and related charges could also reduce our reported earnings.

We are dependent upon technology services and if we experience damage, service interruptions or failures at our client service centers or in our computer and telecommunications systems, our client relationships and ability to attract new clients may be adversely affected.

Our business could be interrupted by damage to or disruption of our client service centers, computer and telecommunications equipment and software systems from fire, power loss, hardware or software malfunctions, penetration by computer hackers, computer viruses, natural disasters, vendor performance failures or insolvency, and other causes. We may lose data. Our clients’ businesses may be harmed by any system or equipment failure we experience. As a result of any of the foregoing, our relationships with our clients may be impaired, we may lose clients, our ability to attract new clients may be adversely affected and we could be exposed to contract liability. We cannot be certain that we will be able to route calls and other operations from an affected center to another in the event service is disrupted and we may not be able to recover data used in our operations. In addition, in the event of widespread damage or failures at our facilities, we cannot guarantee that the disaster recovery plans we have in place will protect our business. Moreover, optimization of our Multi-Process Outsourcing infrastructure may result in a significant concentration of certain services being performed at certain physical locations. If a disaster or other significant event were to prevent us from delivering services from those locations, our business may be adversely affected. For instance, our service center in India supports multiple clients and the loss of service from that center would be very disruptive to our ability to deliver services to a number of clients and difficult to restore or replace with alternative locations.

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

In 2003, we acquired international contracts and related infrastructure, including client service centers in England and Brazil and operating presences in Hong Kong and Singapore from PwC. We also recently entered into an agreement to acquire ReloAction, a relocation services company, and expect to pursue additional acquisitions under appropriate circumstances. We cannot provide any assurance that we will be able to complete any additional acquisitions, or that any acquisitions we may complete will enhance our business. The PwC transaction, the contemplated ReloAction acquisition, and any other acquisition we complete in the future could subject us to a number of risks, including:

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

The price at which our common stock trades has fluctuated significantly and is likely to continue to be highly volatile. From our IPO in June 2000 through March 31, 2004, the sales price of our stock, as reported on The Nasdaq National Market, has ranged from a low of $1.97 to a high of $19.85. We are a relatively new company without a long history of profitability, and we utilize the Internet and a technology infrastructure to deliver our services. The share prices for other companies with similar characteristics have at times increased to levels that bore no relationship to their operating performance, and at other times have declined dramatically, even without apparent changes in their business.

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

The majority of our outstanding shares is in the hands of their original purchasers and can be sold publicly pursuant to Rule 144 or other exemptions from registration. These investors may seek to sell their shares, and sales of large numbers of shares in the same time period could cause the market price of our common stock to decline significantly. In addition, as of March 31, 2004, approximately 32.0 million shares of our common stock were reserved for issuance to our employees, directors and officers pursuant to our stock incentive plans. Upon issuance, these shares may be sold publicly without registration and may also have an adverse effect on the market price of our common stock. Holders of our recently issued convertible Notes may elect to convert these notes into shares of common stock under certain circumstances and resell such shares in the public market. Such sales may have an adverse effect on the market price of our common stock.

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

Our executive officers, directors and their respective affiliates have the right to vote a majority of our outstanding common stock as of March 31, 2004. As a result, these stockholders, acting together, have the ability to control matters requiring stockholder approval, including the election of directors and mergers, consolidations and sales of all or substantially all of our assets. These stockholders may have interests that differ from other investors and they may approve actions that other investors vote against or reject actions that other investors have voted to approve. In addition, this concentration of ownership may also have the effect of preventing, discouraging or deferring a change in control of us, which, in turn, could depress the market price of our common stock.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Off-Balance Sheet Arrangements

We did not issue or invest in financial investments or other derivatives for trading or speculative purposes during the three months ended March 31, 2004. As of March 31, 2004, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Interest Rate Sensitivity

At March 31, 2004, our investment portfolio consisted primarily of fixed income securities totaling approximately $77.9 million. The carrying amount of these securities approximates fair market value. These securities are subject to interest rate risk and will decline in value if market rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of March 31, 2004, the decline in the fair value of the portfolio would not be material to our financial position or results of operations.

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates primarily in relation to the results of our foreign operations. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition. The potential impact depends upon the magnitude of the rate of change. While we do not currently engage in hedging transactions, at present, we do not believe our exposure to foreign currency exchange risk is material as most of the revenue, expenses, assets and liabilities associated with each of our foreign operations are either predominantly transacted in the same foreign currency associated with such operation, or the amounts involved with such foreign operation are not material.

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

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters include, among other things, assertions of contract breach, claims for indemnity arising in the course of the Company’s business and claims by persons whose employment with the Company has been terminated in connection with facilities consolidations, headcount rationalizations, outsourcing of certain operational functions, including in some cases to offshore vendors, and other measures that the Company has undertaken and expects to continue to undertake in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of March 31, 2004. However, based on its knowledge at the time of this report management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

The following Exhibits are incorporated herein by reference.

Exhibit Number	Description
3.1*	Fourth Amended and Restated Certificate of Incorporation of Exult, Inc.

3.2*	Amended and Restated Bylaws of Exult, Inc.

10.28.6†	Amendment No. 7 to Services Agreement between Exult and Prudential dated as of January 11, 2002.

31.1	Written statement of the Chief Executive Officer of Exult, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Written statement of the Chief Financial Officer of Exult, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Written statement of the Chief Executive Officer and Chief Financial Officer of Exult, Inc. pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-31754) and incorporated herein by reference.
†	Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated January 29, 2004, furnishing a copy of the Registrant’s press release announcing its earnings for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the undersigned has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of May, 2004.

EXULT, INC.

By:	/s/ JAMES C. MADDEN, V

James C. Madden, V Chief Executive Officer and Chairman of the Board (principal executive officer)

By:	/s/ JOHN A. ADAMS

John A. Adams Executive Vice President and Chief Financial Officer (principal financial and accounting officer)