Form 10-K/A
period 2003-12-31
EXULT INC
filed 2004-07-13
CIK 1108341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $261.1 million (based upon the closing price on The Nasdaq National Market on that date).

The number of shares of Common Stock of the registrant outstanding as of June 30, 2004 was 110,327,746.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2004, which the Registrant filed with the Commission on April 26, 2004.

EXPLANATORY NOTE REGARDING THIS AMENDMENT ON FORM 10-K/A

This Amendment No. 1 to the annual report on Form 10-K is being filed solely to reclassify an expense previously reported on our consolidated financial statements for the year ended December 31, 2001, from continuing operations to discontinued operations. In the fourth quarter of fiscal 2003, we adopted a formal plan to dispose of our Gunn consulting operation. Accordingly, in our Form 10-K filed on March 2, 2004 (the “Original Form 10-K”), assets and liabilities of the Gunn consulting operation were segregated and classified as held for sale as of December 31, 2003 and the operating results were reclassified as discontinued operations for all periods presented, including the year ended December 31, 2001. For the year ended December 31, 2001, we recorded an approximate $2.2 million non-cash charge arising from the write-off of a Gunn research database that was determined to no longer have value. However, in the Original Form 10-K this charge was included in selling, general and administrative expense of continuing operations. In this Amendment No. 1, this $2.2 million Gunn expense has been reclassified to discontinued operations. This reclassification is discussed in more detail in Notes 3 and 6 of Notes to Consolidated Financial Statements contained in this Amendment No. 1.

The reclassification amends only certain parts of the Original Form 10-K, as set forth herein. Unaffected items have not been repeated in this Amendment No. 1. This report still speaks as of the filing date of the Original Form 10-K and, except as expressly stated herein, no attempt has been made to update this report to reflect events occurring subsequent to the date of the initial filing date of the Original Form 10-K. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Original Form 10-K.

PART II

Item 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth in this Item as of and for the year ended December 31, 2001 been revised to reflect the reclassification. For a discussion of the reclassification, see Notes 3 and 6 to Notes to Consolidated Financial Statements.

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

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue(2)	$3,993	$53,341	$257,052	$405,842	$480,322
Income (Loss) from continuing operations(1)(2)	(15,151)	(91,658)	(72,824)	(11,572)	19,560
Income (Loss) from discontinued operations(2)	(61)	(3,162)	(1,827)	973	(4,602)
Net income (loss)(1)	$(15,212)	$(94,820)	$(74,651)	$(10,599)	$14,958

Net income (loss) per share - Basic (3):
Income (Loss) from continuing operations	$(2.19)	$(1.68)	$(0.75)	$(0.11)	$0.18

Income (Loss) from discontinued operations	$(0.01)	$(0.06)	$(0.02)	$0.01	$(0.04)

Net income (Loss)	$(2.20)	$(1.74)	$(0.77)	$(0.10)	$0.14

Net income (loss) per share - Diluted (3):
Income (Loss) from continuing operations	$(2.19)	$(1.68)	$(0.75)	$(0.11)	$0.17

Income (Loss) from discontinued operations	$(0.01)	$(0.06)	$(0.02)	$0.01	$(0.04)

Net income (Loss)	$(2.20)	$(1.74)	$(0.77)	$(0.10)	$0.13

Weighted average number of common shares outstanding
Basic	6,906	54,491	96,622	105,199	106,870

Diluted	6,906	54,491	96,622	105,199	115,460

	December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments(4)	$39,199	$99,890	$169,569	$127,297	$195,807
Working capital(4)	31,957	93,185	149,545	130,685	222,671
Assets held for sale(2)	—	—	—	—	100
Total assets	58,767	204,181	291,593	294,396	430,224
Long-term obligations, net of current portion	4,304	152	—	12,794	118,881
Convertible preferred stock	58,768	—	—	—	—
Total stockholders’ equity	$46,110	$171,429	$233,634	$229,298	$252,414

(1)	Includes $16.3 million of business optimization costs in the year ended December 31, 2001, consisting of severance charges of $9.7 million (including non-cash option acceleration charges of $3.0 million) and certain wind-up costs resulting in a $6.6 million charge (including severance costs of $5.4 million) associated with the elimination of two secondary, non-strategic processing centers. During 2002 and 2003, we reduced the initial accrual by $2.3 million and $206,000, respectively, as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in estimates with regard to the remaining arrangements.

(2)	In the fourth quarter of fiscal 2003, the Company adopted a formal plan to dispose of its Gunn consulting operation. Accordingly, assets and liabilities of the consulting operation have been segregated and classified as held for sale as of December 31, 2003 and the operating results have been presented as discontinued operations for all periods presented. In the fourth quarter of fiscal 2003, the Company recorded an impairment charge of approximately $3.3 million to reduce the carrying value of the assets of the consulting operations to their estimated fair value less estimated selling costs. During the year ended December 31, 2001, the Company recorded an approximate $2.2 million non-cash charge arising from the write-off of a Gunn research database that was determined to no longer have value, which has been included as part of discontinued operations. For further details, please refer to Note 3 and Note 14 of Notes to Consolidated Financial Statements included under Part II Item 8. “Financial Statements and Supplementary Data” for fiscal 2001, 2002 and 2003.

Management has reclassified certain 1999 and 2000 balances, which were audited by auditors who have ceased operations. These reclassified amounts have not been audited.

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 7 has been revised to reflect the reclassification. Specifically, the tabular data for 2001 set forth in the table on page 9 and the discussion of Selling, General and Administrative Expense and Net Loss from Continuing Operations for the years ended December 31, 2002 and 2001 and Discontinued Operations were revised.

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

	2001	2002	2003
Revenue	100.0%	100.0%	100.0%
Cost of Revenue	112.7	96.3	90.0
Gross Profit (Loss)	(12.7)	3.7	10.0
Selling, General and Administrative Expense	17.3	7.0	6.2
Income (Loss) from operations	(30.0)	(3.3)	3.8
Investment and Interest Income, net	1.5	0.5	0.3
Income (Loss) from continuing operations Before Provision for Income Taxes and Income (Loss) from discontinued operations	(28.5)	(2.8)	4.1
Provision for Income Taxes	—	—	—
Income (Loss) from continuing operations	(28.5)	(2.8)	4.1
Income (Loss) from discontinued operations	(0.6)	0.2	(1.0)
Net Income (Loss)	(29.1)%	(2.6)%	3.1%

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

Selling, General and Administrative Expense. Selling, general and administrative expense for the years ended December 31, 2003 and 2002 was $29.2 million, or 6.1% of revenue, and 28.6 million, or 7.0% of revenue, respectively. Selling, general and administrative expense generally consists of compensation for employees engaged in developing product features and service delivery capabilities; marketing, promoting and selling our services; and management and administrative activities. Selling, general and administrative expense also includes third-party consulting and marketing expenditures; facilities and office costs; legal, accounting and recruiting fees and expenses; and certain depreciation and amortization of capitalized expenditures. After reclassifying the 2002 period consolidated financial statements to conform with the 2003 presentation as discussed above, included in selling, general and administrative expense for the years ended December 31, 2003 and 2002, was $2.2 million and $3.9 million, respectively, of depreciation and amortization expense from certain capitalized costs and compensation deferrals. In addition, selling, general and administrative expense may include “business optimization costs” that are incurred during the period. We call these charges business optimization costs because they reflect our pursuit of strategies intended to enhance our efficiency and profitability as our operating scale increases and our business progresses toward operational maturity. For the year ended December 31, 2001, selling, general and administrative expense included business optimization costs totaling $16.3 million; the cash portion of these 2001 charges was expected to total $13.3 million. Through December 31, 2003, we have made cash payments totaling $10.2 million and reduced the initial accrual, and accordingly selling, general and administrative expense, by $0.2 million and $2.3 million during the years ended December 31, 2003 and 2002, respectively, as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in estimates with regard to the remaining arrangements. Excluding the impact of reduction in the initial accrual for business optimization costs, selling, general and administrative expense for the years ended December 31, 2003 and 2002 was $29.5 million, or 6.1% of revenue, and $30.9 million, or 7.6% of revenue, respectively. The reduction in selling, general and administrative expense exclusive of the impact of business optimization costs in the 2003 period compared to the 2002 period was primarily the result of $1.4 million of additional compensation paid to a senior executive in the 2002 period. Future improvement in selling, general and administrative expense as a percentage of revenue depends upon revenue growth and leveraging existing infrastructure over a broader revenue base.

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

Provision for Income Taxes. We incurred losses from our founding in 1998 through September 30, 2002, resulting in federal, state and foreign net operating loss carryforwards. We achieved our first profitable quarter for the fourth quarter of 2002 and our profitability continued throughout 2003. Our 2003 net income resulted in the creation of additional deferred tax liabilities, which will allow us to recognize in the future the benefit of certain deferred tax assets. Accordingly, we reduced our valuation allowance on our deferred net tax assets during the year ended December 31, 2003, to the extent the newly generated deferred tax liabilities will allow recovery of certain deferred tax assets. Therefore, no net tax provision was recorded for the year ended December 31, 2003. Although the fourth quarter of 2002 was profitable, we incurred a net loss for the entire year ended December 31, 2002. Accordingly, no provision for income taxes was recorded for the 2002 period. As of December 31, 2003, the remaining federal and state net operating loss carryforwards expire beginning in 2019 and 2007, respectively. The foreign net operating loss may be carried forward indefinitely. A full valuation allowance has been provided against the tax benefit generated by the net operating losses because of the uncertainty of realizing the deferred tax assets. Upon utilization or expiration of the underlying net operating loss carryforwards, or elimination of the valuation allowance, we will begin to record income tax expense and commensurately lower net income for future periods in which we are profitable.

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

Selling, General and Administrative Expense. Selling, general and administrative expense for the years ended December 31, 2002 and 2001, was $28.6 million, or 7.0% of revenue, and $44.2 million, or 17.2% of revenue, respectively. After reclassifying the 2002 and 2001 financial statements to conform with the 2003 presentation as discussed above, included in selling, general and administrative expense for the years ended December 31, 2002 and 2001, was $3.9 million and $6.5 million, respectively, of depreciation and amortization expense. In addition, for the year ended December 31, 2001, selling, general and administrative expense included $16.3 million of business optimization costs as discussed above. There were no similar charges for the year ended December 31, 2002; however, we reduced the initial accrual, and accordingly selling, general and administrative expense, by $2.3 million during the year ended December 31, 2002, as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in estimates with regard to the remaining arrangements. Exclusive of business optimization costs, selling, general and administrative expense for the year ended December 31, 2002 and 2001 was $30.9 million, or 7.6% of revenue, and $27.9 million, or 10.9% of revenue, respectively. Exclusive of business optimization costs, the increase in selling, general and administrative expense for the year ended December 31, 2002 as compared to the year ended December 31, 2001, primarily resulted from increased compensation expense, while the decrease in the expense as a percentage of revenue resulted primarily from the rate of revenue growth experienced in the 2002 period.

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

Net Loss. The foregoing resulted in a net loss from continuing operations for the years ended December 31, 2002 and 2001, of $11.6 million, or $0.11 per basic and diluted share, and $72.8 million, or $0.75 per basic and diluted share, respectively.

Discontinued Operations

In the fourth quarter of fiscal 2003, we determined that our Gunn consulting operations no longer fit our strategic operating objectives and accordingly adopted a formal plan to dispose of these operations within the next twelve-month period. Accordingly, the operating results of the operations have been classified as discontinued operations for all periods presented.

For the years ended December 31, 2003, 2002 and 2001, the Gunn consulting operation generated revenue of $6.5 million, $14.6 million and $15.5 million, respectively, resulting in net income (loss) of $(4.6) million, $0.9 million and $(1.9) million, or (1.0)%, 0.2% and (0.1)% of consolidated revenue from continuing operations, respectively. The loss from discontinued operations for the year ended December 31, 2003 included an impairment charge of approximately $3.3 million of goodwill as a result of management’s decision to dispose of certain assets and reduce the carrying value of the assets of the operation to its estimated fair value less estimated selling costs. Such impairment charges were recorded in accordance with the provisions of SFAS 144. As of December 31, 2003, subsequent to the write-offs, the net carrying value of the remaining assets in the consulting operation was approximately $100,000 and represents the net realizable value. This amount was classified as assets held for sale in the accompanying consolidated balance sheet as of December 31, 2003. For the year ended December 31, 2001, the $(1.9) million net loss includes an approximate $2.2 million non-cash charge arising from the write-off of a Gunn research database, which was determined to no longer have value.

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

Operating, Investing and Financing Activities of Discontinued Operations

In the fourth quarter of fiscal 2003, we determined that our Gunn consulting operations no longer fit our strategic operating objectives and accordingly adopted a formal plan to dispose of these operations. Accordingly, the operating results and cash flows of the operations have been reclassified as discontinued operations for all periods presented. During the year ended December 31, 2003, net cash provided by operating activities from discontinued operations was $789,000, net cash used by investing activities from discontinued operations was $805,000, and net cash provided by financing activities from discontinued operations was $0.

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

PART IV

Item 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report:

1.	Index to consolidated financial statements

2.	Financial statement schedules

Page
Reports of KPMG LLP and Arthur Andersen LLP on Supplemental Schedule	See Exhibit 99.1
Supplemental Schedule — Schedule II — Valuation and Qualifying Accounts	See Exhibit 99.2

3.	Exhibits

See Item (c) below.

(b)	Reports on Form 8-K.

On October 23, 2003, the Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission, Current Report, furnishing a copy of the Registrant’s press release announcing its earnings for the quarter ended September 30, 2003.

(c)	Exhibits.

2.1(1)	Asset Purchase Agreement by and among Exult, Inc., Gunn Partners, Inc., the shareholders of Gunn Partners, Inc. and Michael Gibson dated as of November 22, 1999

2.2(1)	Asset Purchase Agreement dated as of December 20, 1999 among Pactiv Corporation, Pactiv Business Services, Inc. and Exult, Inc.

2.3(11)	Sale and Purchase Agreement, among Exult, Inc., PwC BPO BV, PwC BPO (UK) Limited, PricewaterhouseCoopers (Resources), P.W. & Co., PricewaterhouseCoopers LLP (UK), PricewaterhouseCoopers LLP (US), PricewaterhouseCoopers Accountants NV, and PricewaterhouseCoopers Belastingadviseurs NV dated as of June 9, 2003

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Exult, Inc.

3.2(1)	Amended and Restated Bylaws of Exult, Inc.

4.1(1)	See Exhibits 3.1 and 3.2 for provisions of the Exult, Inc.’s Certificate of Incorporation and Bylaws defining the rights of holders of Exult, Inc.’s Common Stock

4.2(1)	Specimen Common Stock certificate

4.3(1)	Amended and Restated Registration Rights Agreement among Exult, Inc. and the Stockholders identified therein dated December 23, 1999

4.4(1)	Amendment No. 1 to Amended and Restated Registration Rights Agreement among Exult and the Stockholders identified therein dated February 10, 2000

4.5(13)	Indenture, dated as of September 30, 2003, by and between Exult, Inc. and Bank One Trust Company, N.A., as Trustee (including Form of 2.50% Convertible Senior Notes due October 1, 2010)

4.6(13)	Registration Rights Agreement, dated as of September 30, 2003, between Exult, Inc. and Goldman, Sachs & Co., Banc of America Securities LLC, and Morgan Stanley & Co. Incorporated, as Initial Purchasers

10.1.1(1)*	Registrant’s 1999 Stock Option/Stock Issuance Plan

10.1.2(1)*	Form of Notice of Grant of Stock Option

10.1.3(1)*	Form of Stock Option Agreement

10.1.4(1)*	Form of Addendum to Stock Option Agreement

10.1.5(1)*	Form of Stock Purchase Agreement

10.1.6(1)*	Form of Addendum to Stock Purchase Agreement

10.1.7(1)*	Form of Stock Issuance Agreement

10.1.8(1)*	Form of Addendum to Stock Issuance Agreement

10.2.1(1)*	Registrant’s 1999 Special Executive Stock Option/Stock Issuance Plan

10.2.2(1)*	Form of Notice of Grant of Stock Option

10.2.3(1)*	Form of Stock Option Agreement

10.2.4(1)*	Form of Addendum to Stock Option Agreement

10.2.5(1)*	Form of Stock Purchase Agreement

10.2.6(1)*	Form of Addendum to Stock Purchase Agreement

10.2.7(1)*	Form of Stock Issuance Agreement

10.2.8(1)*	Form of Addendum to Stock Issuance Agreement

10.3(1)*	Form of Directors’ and Officers’ Indemnification Agreement

10.4(1)*	Founder Stock Purchase Agreement by and among BPO-US, Inc., James Madden and General Atlantic Partners, LLC dated April 1, 1999

10.5.1(1)*	Amended and Restated Registration Rights Agreement among Exult, Inc. and the Stockholders identified therein dated December 23, 1999

10.5.2(1)*	Amendment No. 1 to Amended and Restated Registration Rights Agreement among Exult and the Stockholders identified therein dated February 10, 2000

10.6.1(1)	Lease Agreement Venture Technology Center VI Building, The Woodlands, Montgomery County, Texas between The Woodlands Corporation and Tenneco Business Services, Inc. dated August 15, 1995

10.6.2(1)	Assignment and Assumption of Lease between Pactiv Business Services, Inc. (formerly known as Tenneco Business services, Inc.) and Exult, Inc. dated January 1, 2000

10.7(1)†	Framework Agreement dated December 7, 1999 by and between the Company and BP Amoco, p.l.c.

10.8(1)†	US Country Agreement dated December 7, 1999 by and between the Company and BP America, Inc.

10.9(1)†	UK Country Agreement dated December 7, 1999 by and between Exult Limited and BP International Limited

10.10(1)	Lease among Scottish Mutual Assurance p.l.c. and Exult Limited and Exult, Inc.

10.11(1)*	Registrant’s 2000 Equity Incentive Plan

10.12 (1)*	Loan Agreement dated May 30, 2000 by and between Exult, Inc. and Kevin Campbell

10.13(2)†	Master Services Agreement by and between Exult, Inc. and Unisys Corporation dated August 28, 2000

10.14(3)*	Employment Agreement, Severance Agreement, and Stock Option Addendum for James C. Madden, V

10.15(3)*	Employment Agreement, Severance Agreement, and Stock Option Addendum for Stephen M. Unterberger

10.16(3)	Office Lease between Temple Property Holdings Limited and Exult Limited dated June 13, 2000

10.17(3)	Unit Purchase Agreement between Exult, Inc. and Bank of America Corporation dated October 12, 2000

10.18(3)	Common Stock Warrant Issued to Bank of America October 12, 2000

10.19.1(3)†	Master Services Agreement between Exult, Inc. and Bank of America Corporation dated November 21, 2000

10.19.2(5)†	Amendment No. 1 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated as of March 15, 2001

10.19.3(5)†	Addendum 2 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated as of September 10, 2001

10.19.4(9)†	Addendum 3 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated May 23, 2002

10.19.5(9)†	Addendum 4 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated June 21, 2002

10.19.6(9)†	Addendum 5 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated July 1, 2002

10.19.7(10)††	Addendum 6 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated November 22, 2002

10.19.8(10)†	Amendment 2 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated December 20, 2002

10.19.9(12)	Amendment 3 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated as of April 14, 2003

10.19.10(12)†	Addendum 3A to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated as of June 2, 2003

10.19.11(12)† †	Addendum 7 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated as of April 25, 2003

10.19.12††	Addendum 8 to Master Services Agreement between Exult, Inc. and Bank of America Corporation dated as of October 6, 2003 (previously filed as an exhibit to this Annual Report on Form 10-K)

10.20(3)†	Office Space Lease between Bank of America, National Association and Exult, Inc. dated November 21, 2000

10.21(4)†	Common Stock Purchase Agreement by and between Exult, Inc. and Automatic Data Processing, Inc. dated as of June 11, 2001

10.22(6)†	Human Resources Services Agreement between Exult, Inc. and International Paper Company dated as of October 18, 2001

10.23(6)†	Systems Services Agreement between Exult, Inc. and International Paper Company dated as of October 18, 2001

10.24(6)†	Technical Services Agreement between Exult, Inc. and International Paper Company dated as of October 18, 2001

10.25(6)†	Sublease between Exult, Inc. and International Paper Company dated as of January 1, 2002

10.26(7)*	Registrant’s 2000 Employee Stock Purchase Plan, amended and restated as of January 1, 2002

10.27.1(7)*	Offer Letter for Richard Jones

10.27.2(7)*	Loan Agreement dated September 1, 2000 by and between Exult, Inc. and Richard Jones

10.27.3(7)*	Bonus Letter dated September 1, 2000 by and between Exult, Inc. and Richard Jones

10.28(8)†	Services Agreement between Exult, Inc. and The Prudential Insurance Company of America dated as of January 11, 2002

10.28.1(13)†	Amendment No. 2 to Services Agreement between Exult and Prudential dated as of January 11, 2002

10.28.2(13)†	Amendment No. 4 to Services Agreement between Exult and Prudential dated as of January 11, 2002

10.28.3††	Amendment No. 5 to Services Agreement between Exult and Prudential dated as of January 11, 2002 (previously filed as an exhibit to this Annual Report on Form 10-K)

10.28.4††	First Amendment to Services Agreement between Exult and Prudential dated as of January 11, 2002 (previously filed as an exhibit to this Annual Report on Form 10-K)

10.28.5††	Amendment No. 6 to Services Agreement between Exult and Prudential dated as of January 11, 2002 (previously filed as an exhibit to this Annual Report on Form 10-K)

10.29.1(10)*	Amended and Restated Employment Agreement dated December 23, 2002 by and between Exult, Inc. and Kevin M. Campbell

10.29.2(10)*	Amended and Restated Severance Agreement dated December 23, 2002 by and between Exult, Inc. and Kevin M. Campbell

10.29.3(10)*	Amended and Restated Stock Option Addendum dated December 23, 2002 by and between Exult, Inc. and Kevin M. Campbell

10.29.4(10)*	Employment Restructuring Agreement dated December 23, 2002 by and between Exult, Inc. and Kevin M. Campbell

10.29.5(10)*	Restricted Stock Agreement dated December 23, 2002 by and between Exult, Inc. and Kevin M. Campbell

10.30.1*	Executive Employment Agreement dated as of June 27, 2000, between Exult, Inc. and Michael J. Salvino (previously filed as an exhibit to this Annual Report on Form 10-K)

10.30.2*	Stock Option Addendum dated as of August 25, 2003, between Exult, Inc. and Michael J. Salvino (previously filed as an exhibit to this Annual Report on Form 10-K)

10.31.1(12)*	Employment Agreement dated as of June 2, 2003, between Exult, Inc. and John A. Adams

10.31.2(12)*	Severance Agreement dated as of June 2, 2003, between Exult, Inc. and John A. Adams

10.31.3(12)*	Stock Option Addendum dated as of June 2, 2003, between Exult, Inc. and John A. Adams

10.31.4(12)*	Indemnification Agreement dated as of June 2, 2003, between Exult, Inc. and John A. Adams

10.31.5(12)*	Restricted Stock Agreement dated as of June 2, 2003, between Exult, Inc. and John A. Adams

10.31.6(13)*	Amendment No. 1 to Employment Agreement dated as of September 8, 2003, by and between John A. Adams and Exult, Inc.

10.32.1††	Amendment #1 to, and Restatement of, Master Services Agreement, Service Agreement Number 1, and Service Agreement Number 2, between Exult Canada, Inc. and Bank of Montreal, dated as of April 23, 2003 (previously filed as an exhibit to this Annual Report on Form 10-K)

10.32.2(12)	Common Stock Warrant issued to Bank of Montreal on April 23, 2003

10.32.3(14)††	Guaranty dated as of April 23, 2003 between Exult, Inc. and Bank of Montreal

10.33(13)	Purchase Agreement dated September 24, 2003, between Exult, Inc. and Goldman, Sachs & Co., Banc of America Securities LLC, and Morgan Stanley & Co. Incorporated, as Initial Purchasers, related to issuance of Exult Inc.’s 2.5% Convertible Senior Notes due October 1, 2010

21.1	Subsidiaries of Exult, Inc. (previously filed as an exhibit to this Annual Report on Form 10-K)

23.1	Consents of KPMG LLP and Arthur Andersen LLP

31.1	Written statement of the Chief Executive Officer of Exult, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Written statement of the Chief Financial Officer of Exult, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Written statement of the Chief Executive Officer and Chief Financial Officer of Exult, Inc. pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reports of KPMG LLP and Arthur Andersen LLP on Supplemental Schedule

99.2	Supplemental Schedule - Schedule II - Valuation and Qualifying Accounts (previously filed as an exhibit to this Annual Report on Form 10-K)

99.3(7)	Letter to SEC Pursuant to Temporary Note 3T

(1)	Previously filed with the Registrant’s Registration Statement on Form S-1, Registration Number 333-31754, and incorporated herein by reference.

(2)	Previously filed with the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(3)	Previously filed with the Registrant’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(4)	Previously filed with the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(5)	Previously filed with the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(6)	Previously filed with the Registrant’s current report on Form 8-K dated October 18, 2001 and incorporated herein by reference.

(7)	Previously filed with the Registrant’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(8)	Previously filed with the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

(9)	Previously filed with the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(10)	Previously filed with the Registrant’s annual report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(11)	Previously filed with the Registrant’s current report on Form 8-K dated June 24, 2003 and incorporated herein by reference.

(12)	Previously filed with the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(13)	Previously filed with the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(14)	Filed as Exhibit U to Exhibit 10.32.1 to this Annual Report on Form 10-K.

†	Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

††	Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

*	This exhibit is a management contract or a compensatory plan or arrangement.

(d)	See item (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

EXULT, INC. (Registrant)

Date: July 9, 2004	By:	/s/ JAMES C. MADDEN, V
James C. Madden, V Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint James C. Madden, V, John A. Adams and Stephen M. Unterberger, and each of them, with full power of substitution and full power to act without the other, their true and lawful attorney-in-fact and agent to act for them in their name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and to file such amendments with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the same as fully, to all intents and purposes, as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. MADDEN, V James C. Madden, V	Chief Executive Officer and Chairman of the Board (principal executive officer)	July 9, 2004

/s/ JOHN A. ADAMS John A. Adams	Chief Financial Officer (principal financial and accounting officer)	July 9, 2004

/s/ J. MICHAEL CLINE J. Michael Cline	Director	July 9, 2004

/s/ STEVEN A. DENNING Steven A. Denning	Director	July 9, 2004

/s/ MARK F. DZIALGA Mark F. Dzialga	Director	July 9, 2004

/s/ THOMAS J. NEFF Thomas J. Neff	Director	July 9, 2004

/s/ JOHN R. OLTMAN John R. Oltman	Director	July 9, 2004

/s/ MARY ALICE TAYLOR Mary Alice Taylor	Director	July 9, 2004

/s/ KARL M. VON DER HEYDEN Karl M. von der Heyden	Director	July 9, 2004

I NDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exult, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of Exult, Inc. and subsidiaries as December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 3(b), the 2001 consolidated financial statements have been adjusted to present the Gunn consulting business as a discontinued operation. We audited the adjustments described in Note 3 that were applied to adjust the 2001 consolidated financial statements, as well as certain additional disclosures in the 2001 consolidated financial statements, as described in Note 3 and Note 6. In our opinion, such adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Exult, Inc. and subsidiaries other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

As described in Note 3(b), the 2001 consolidated financial statements have been restated to reclassify a non-cash charge of $2.2 million from selling, general and administrative expense to discontinued operations.

/s/ KPMG LLP

Orange County, California

January 29, 2004, except

as to Note 3(b), which is as of July 9, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

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

EXULT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

	Year Ended December 31,
	2001	2002	2003
Revenue	$257,052	$405,842	$480,322
Cost of Revenue	289,400	391,017	432,590

Gross Profit (Loss)	(32,348)	14,825	47,732
Selling, General and Administrative Expense	44,270	28,610	29,249

Income (Loss) from Operations	(76,618)	(13,785)	18,483
Investment and Interest Income, net	3,794	2,213	1,077

Income (Loss) from Continuing Operations before Provision for Income Taxes	(72,824)	(11,572)	19,560
Provision for Income Taxes	—	—	—

Income (Loss) from Continuing Operations	(72,824)	(11,572)	19,560
Income (Loss) from Discontinued Operations, net of Provision for Income Taxes	(1,827)	973	(4,602)

Net Income (Loss)	$(74,651)	$(10,599)	$14,958

Net Income (Loss) per Common Share - Basic
Income (Loss) from Continuing Operations	$(0.75)	$(0.11)	$0.18

Income (Loss) from Discontinued Operations	$(0.02)	$0.01	$(0.04)

Net Income (Loss)	$(0.77)	$(0.10)	$0.14

Net Income (Loss) per Common Share - Diluted
Income (Loss) from Continuing Operations	$(0.75)	$(0.11)	$0.17

Income (Loss) from Discontinued Operations	$(0.02)	$0.01	$(0.04)

Net Income (Loss)	$(0.77)	$(0.10)	$0.13

Weighted Average Number of Common Shares Outstanding:
Basic	96,622	105,199	106,870

Diluted	96,622	105,199	115,460

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

EXULT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Convertible Preferred Stock		Common Stock				Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Par	Additional Paid-in Capital	Deferred Compensation	Cumulative Translation Adjustments	Unrealized Gain on Investments	Deficit	Stockholders’ Equity
BALANCE, January 1, 2001	—	$—	90,956	$9	$284,393	$(2,757)	$—	$—	$(110,216)	$171,429
Issuance of common stock in public offering	—	—	8,000	1	100,317	—	—	—	—	100,318
Issuance of common stock for cash	—	—	2,068	—	26,000	—	—	—	—	26,000
Exercise of stock options and warrants	—	—	3,048	—	5,472	—	—	—	—	5,472
Employee stock plan purchases	—	—	123	—	1,080	—	—	—	—	1,080
Issuance of stock options for services	—	—	—	—	36	—	—	—	—	36
Accelerated vesting of stock options net of related unamortized deferred compensation	—	—	—	—	2,516	524	—	—	—	3,040
Amortization of deferred compensation	—	—	—	—	—	1,035	—	—	—	1,035
Cumulative translation adjustments	—	—	—	—	—	—	(125)	—	—	(125)
Net loss	—	—	—	—	—	—	—	—	(74,651)	(74,651)

BALANCE, December 31, 2001	—	—	104,195	10	419,814	(1,198)	(125)	—	(184,867)	233,634
Exercise of stock options	—	—	1,246	1	1,987	—	—	—	—	1,988
Employee stock plan purchases	—	—	211	—	806	—	—	—	—	806
Accelerated vesting of stock options net of related unamortized deferred compensation	—	—	—	—	258	67	—	—	—	325
Issuance of restricted stock	—	—	550	—	1,640	(1,640)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	843	—	—	—	843
Cumulative translation adjustments	—	—	—	—	—	—	1,410	—	—	1,410
Change in unrealized gain on investments	—	—	—	—	—	—	—	891	—	891
Net loss	—	—	—	—	—	—	—	—	(10,599)	(10,599)

BALANCE, December 31, 2002	—	—	106,202	11	424,505	(1,928)	1,285	891	(195,466)	229,298
Exercise of stock options	—	—	2,210	—	3,146	—	—	—	—	3,146
Employee stock plan purchases	—	—	149	—	637	—	—	—	—	637
Issuance of restricted stock	—	—	150	—	998	(998)	—	—	—	—
Issuance of non-cash common stock warrant	—	—	—	—	1,297	—	—	—	—	1,297
Amortization of deferred compensation	—	—	—	—	—	1,137	—	—	—	1,137
Cumulative translation adjustments	—	—	—	—	—	—	2,733	—	—	2,733
Change in unrealized gain on investments	—	—	—	—	—	—	—	(792)	—	(792)
Net income	—	—	—	—	—	—	—	—	14,958	14,958

BALANCE, December 31, 2003	—	$—	108,711	$11	$430,583	$(1,789)	$4,018	$99	$(180,508)	$252,414

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

Reclassification

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

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

3.	Reclassifications and Restatement for Discontinued Operations

(a) Prior to January 1, 2003, depreciation and amortization expense was set forth as a separate line item in the Consolidated Statements of Operations. Commencing January 1, 2003, depreciation and amortization expense is included in Cost of Revenue and Selling, General and Administrative Expense. For comparison purposes, all periods presented have been reclassified to conform with the current period’s presentation. Accordingly, for the year ended December 31, 2001, the effect of this reclassification was to increase Cost of Revenue by $5,971,000 and Selling, General and Administrative Expense by $6,501,000. For the year ended December 31, 2002, the effect of this reclassification was to increase Cost of Revenue and Selling, General and Administrative Expense by $14,561,000 and $3,892,000, respectively. For the year ended December 31, 2003, Cost of Revenue and Selling, General and Administrative Expense included depreciation and amortization of $22,402,000 and $2,180,000, respectively.

The 2001 consolidated statements of cash flows of the Company have also been adjusted to reflect the following reclassifications (in thousands):

	Year Ended December 31, 2001
	As Adjusted	As Previously Reported
Cash Flows from Operating Activities:
Change in investments	$—	$2,319
Change in other assets	—	(1,140)
Cash Flows from Investing Activities:
Purchases of investments	(25,212)	—
Proceeds from investments	5,000	—
Change in other assets	(1,140)	—

In addition to the above, additional or modified disclosures for 2001 have been made as follows:

•	With the adoption of SFAS No.142 effective January 1, 2002, the Company was required for comparison purposes, in accordance with that statement, to disclose its net loss and net loss per share for the year December 31, 2001 as if SFAS No. 142 had been adopted as of January 1, 2001. The disclosure is contained in Note 6.

•	The Company expanded its disclosures in Note 6 to include the pro forma net loss per share, basic and diluted, for the year ended December 31, 2001.

(b) In the fourth quarter of fiscal 2003, management determined that the Gunn consulting operation no longer fit the Company’s strategic operating objectives and accordingly adopted a formal plan to dispose of this operation. As a result, the operating results of the Gunn consulting operations have been classified as discontinued operations and prior year amounts have been reclassified accordingly to conform to the current year presentation. See Note 14 to the consolidated financial statements for more information on the Gunn consulting operations.

On July 9, 2004, management determined that a $2.2 million non-cash charge, arising from a write-off of a Gunn research database that was determined to no longer have any value in 2001, which had been included in selling, general and administrative expense in the 2001 consolidated financial statements should have been classified as discontinued operations. The 2001 amounts presented in the 2003 consolidated financial statements have been restated from the originally reported amounts to reclassify the $2.2 million charge from selling, general and administrative expense to discontinued operations.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

******

Including the effect of the above described reclassification of depreciation and amortization expense and discontinued operations of the Gunn consulting operation, the 2001 consolidated statement of income (loss) of the Company has been adjusted to reflect the following reclassification as well (in thousands):

	Year Ended December 31, 2001
	As Restated		Depreciation	Discontinued Operations	Other	As Previously Reported
Revenue	$257,052		$—	$(15,482)	$—	$272,534
Cost of Revenue	289,400		5,971	(5,991)	—	289,420
Gross Profit (Loss)	(32,348)		5,971	(9,491)	—	(16,886)
Product Development Expense	—		—	—	(4,630)	4,630
Selling, General and Administrative Expense	44,270	*	6,501	(11,318)*	4,630	44,457
Depreciation and Amortization Expense	—		(12,472)	—	—	12,472
Loss from Operations	(76,618	)*	—	(1,827)*	—	(78,445)

*	These amounts have been restated from the originally reported amounts in the 2003 consolidated financial statements to reflect a $2.2 million non-cash charge arising from a write off of a Gunn research database that was determined to no longer have any value in 2001. This amount had been previously classified as part of selling, general and administrative expense in the 2001 consolidated financial statements. Also, see Note 6.

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Short-Term Investments

Short-term investments are comprised of available-for-sale securities and consist of the following (in thousands):

	December 31, 2002		December 31, 2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Amounts Included in Cash and Cash Equivalents:
Institutional money market funds	$41,851	$41,851	$124,911	$124,911

Amounts Included in Investments:
Commercial paper and other	2,917	2,917	2,669	2,668
Corporate notes	28,125	28,373	8,378	8,405
Asset-backed securities	21,253	21,301	16,687	16,716
U.S. Treasuries and Agencies	31,265	31,860	32,948	32,992

	83,560	84,451	60,682	60,781

	$125,411	$126,302	$185,593	$185,692

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

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	Detail of Selected Financial Statement Caption Information (in thousands)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	December 31,
	2002	2003
Assets Held for Sale to Clients	$15,012	$14,658
Prepaid expenses and other	9,490	9,779
Other Receivables (including amounts receivable from officer and employees)	2,603	2,536

	$27,105	$26,973

Fixed Assets and Direct Contract Costs

Fixed assets and direct contract costs consist of the following:

		December 31,
	Useful Life	2002	2003
Furniture and Fixtures	5 years	$3,881	$4,614
Equipment, Computers and Software	3 to 5 years	55,793	75,679
Land			1,987
Leasehold Improvements	Lease term	6,040	7,121
Construction-in-Progress		5,448	11,248
Direct Contract Costs	Contract term	11,065	20,286

		82,227	120,935
Less: Accumulated depreciation and amortization		(28,122)	(51,925)

		$54,105	$69,010

Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will not be amortized but will be tested for impairment at least annually. Upon adoption of SFAS No. 142, the Company transferred an intangible asset (an assembled workforce) of $3,392,000, net of accumulated amortization of $2,390,000, to goodwill in accordance with that statement. The Company completed its transitional and annual impairment tests of its existing goodwill during the three months ended June 30, 2002 and September 30, 2002 and 2003, respectively. These tests involve the use of estimates related to the fair value of the business to which the goodwill is allocated. There was no impairment loss as a result. However, as discussed below, as a result of the Company’s decision to discontinue its Gunn Consulting operation and dispose of certain assets, management has determined that the goodwill associated with the Gunn acquisition was impaired and thus written down to its net realizable value in accordance with SFAS 144. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill. If SFAS No. 142 had been adopted as of January 1, 2001, the net loss for the year ended December 31, 2001, would have $73,479,000, or $0.76 per basic and diluted share.

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

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Business Optimization Costs

The Company has incurred business optimization costs from time to time as it implements new organization structures, technologies, processes and other changes in its business. Included in selling, general and administrative expense for the year ended December 31, 2001, are $9,688,000 of severance costs (including non-cash option acceleration charges of $3,040,000), and certain wind-up costs totaling $6,621,000 (including severance costs of $5,412,000) associated with the elimination of two secondary processing centers. For the years ended December 31, 2002 and 2003, no similar charges were incurred.

The following is a summary of the business optimization costs incurred during 2001, and the ending accrual balance, which is included in accrued liabilities and other (in thousands):

	Accruals	Non-Cash Charges		Total
Severance and Related Charges	$6,648	$3,040		$9,688
Processing Centers Closure Costs	6,621	—		6,621

	13,269	$3,040	*	$16,309	*

2001 Cash Payments	(3,976)

Balance at December 31, 2001	9,293
2002 Cash Payments	(5,118)
2002 Accrual Adjustments	(2,309)

Balance at December 31, 2002	1,866
2003 Cash Payments	(1,088)
2003 Accrual Adjustments	(206)

Balance at December 31, 2003	$572

The accrual adjustments were made as a result of completion of certain of these arrangements at amounts less than previously estimated and changes in certain estimates with regard to the remaining arrangements. The Company expects the remaining balance to be paid out during the next six months.

*	These amounts have been adjusted from the originally reported amounts in the 2003 consolidated financial statements to reflect a $2.2 million non-cash charge arising from a write off of a Gunn research database that was determined to no longer have any value in 2001. This $2.2 million amount had been previously classified as part of selling, general and administrative expense in the 2001 consolidated financial statements and is now classified as discontinued operations (see Note 3(b)).

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.	Long-Term Liabilities

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

The Company recorded the Notes at the net proceeds received and is accreting the value of the discount and costs and expenses over the remaining term of the Notes to their stated maturity value using the effective interest method. At December 31, 2003, the estimated fair value of the Notes based on quoted market prices was approximately $106.4 million.

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

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In June 2001, one of the Company’s third-party vendors purchased 1,538,461 shares of the Company’s Common Stock at fair market value for $20,000,000 in cash. If the amount of business directed by the Company to this vendor reaches specified levels by July 2005, the Company may require the vendor to purchase for cash up to an additional $30,000,000 of the Company’s Common Stock in installments at the then respective fair market values during that period. The per share purchase price for future installments, if any, is derived from a formula designed to approximate the fair market value of a share of Common Stock for a 30-day period ending each date the third-party vendor is notified by the Company. As of December 31, 2003, none of the levels have been attained.

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

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following is a summary of transactions relating to the 1999 Plan, the Executive Plan and the 2000 Plan:

	Shares	Weighted Average Exercise Price
Options Outstanding at January 1, 2001	16,844,266	$5.29
Granted	7,662,257	12.27
Exercised	(2,446,343)	2.52
Canceled	(2,382,599)	10.08

Options Outstanding at December 31, 2001	19,677,581	7.58
Granted	8,405,000	6.07
Exercised	(1,246,040)	1.60
Canceled	(2,943,134)	11.11

Options Outstanding at December 31, 2002	23,893,407	6.93
Granted	6,821,000	5.70
Exercised	(2,210,119)	1.42
Canceled	(2,703,940)	7.83

Options Outstanding at December 31, 2003	25,800,348	$6.86

Options Exercisable at December 31, 2003	15,532,503	$7.29

Of the options exercisable as of December 31, 2003, options exercisable for 14,605,019 shares are vested.

Summarized information about stock options outstanding as of December 31, 2003, is as follows:

	Outstanding			Exercisable
Exercise Price Range	Remaining Life (in years)	Number of Options (in thousands)	Average Exercise Price	Number of Options (in thousands)	Average Exercise Price
$ 0.11 to $ 1.57	4.92	3,592	$0.87	3,592	$0.87
$ 1.73 to $ 2.83	8.28	3,340	$2.71	1,274	$2.59
$ 2.93 to $ 2.98	8.98	815	$2.98	210	$2.98
$ 3.18 to $ 4.55	9.11	2,909	$4.46	533	$4.34
$ 4.93 to $ 7.71	9.39	2,712	$7.04	311	$6.47
$ 7.96 to $ 8.38	7.24	1,802	$8.32	1,282	$8.34
$ 8.50 to $ 8.74	8.07	2,896	$8.74	2,069	$8.74
$ 8.75 to $10.00	6.89	3,277	$9.78	2,755	$9.80
$10.06 to $14.85	7.09	3,121	$12.26	2,320	$12.36
$14.90 to $19.00	6.93	1,336	$15.29	1,186	$15.25
$ 0.11 to $ 19.00	7.55	25,800	$6.86	15,532	$7.29

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

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

EXULT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	Net Income (Loss) Per Share

The following is the calculation for net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2002	2003
Numerator
Income (loss) from Continuing Operations	$(72,824)	$(11,572)	$19,560
Income (loss) from Discontinued Operations	(1,827)	973	(4,602)

Net income (loss)	$(74,651)	$(10,599)	$14,958

Denominator
Basic:
Weighted average common shares	96,622	105,199	106,870

Income (loss) from Continuing Operations per common share	$(0.75)	$(0.11)	$0.18

Income (loss) from Discontinued Operations per common share	$(0.02)	$0.01	$(0.04)

Net income (loss) per common share	$(0.77)	$(0.10)	$0.14

Diluted:
Weighted average common shares	96,622	105,199	106,870
Stock option equivalent shares	—	—	8,590

Average common shares outstanding	96,622	105,199	115,460

Income (loss) from Continuing Operations per common share	$(0.75)	$(0.11)	$0.17

Income (loss) from Discontinued Operations per common share	$(0.02)	$0.01	$(0.04)

Net income (loss) per common share	$(0.77)	$(0.10)	$0.13

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

Discontinued operations

In the fourth quarter of fiscal 2003, management determined that the Gunn consulting operation no longer fit the Company’s strategic operating objectives and accordingly adopted a formal plan to dispose of this operation within the next twelve-month period. Accordingly, the operating results of the operations have been classified as discontinued operations for all periods presented.

For the years ended December 31, 2003, 2002 and 2001, the Gunn consulting operation generated revenue of $6.5 million, $14.5 million and $15.6 million, respectively, resulting in net income (loss) of $(4.6) million, $1.0 million and $(1.9) million, or (1.0)%, 0.2% and 0.6% of consolidated revenue from continuing operations, respectively. The loss from discontinued operations for the year ended December 31, 2003, included an impairment charge of approximately $3.3 million relating to goodwill. As a result of management’s determination to discontinue its Gunn consulting operation, the Company performed an analysis to assess the net realizable value of the Gunn assets, including the $3.4 million of goodwill associated with the acquisition of the Gunn consulting operation in November 1999. Based on a valuation that was done as of December 31, 2003, using on available market information, to determine the sales valuation of the Gunn assets held for sale, the Company determined that the consulting operation was impaired and in accordance with SFAS 144, recorded the impairment charge related to the goodwill in the fourth quarter of 2003. Such impairment charges were recorded in accordance with the provisions of SFAS 144. As of December 31, 2003, subsequent to the write-offs, the net carrying value of the remaining assets in the consulting operation was approximately $100,000 and represents management’s estimate of the net realizable value. This amount was classified as assets held for sale in the accompanying consolidated balance sheet. During the year ended December 31, 2001, the Company recorded an approximate $2.2 million non-cash charge arising from the write-off of a Gunn research database that was determined to no longer have value, which has been included as part of discontinued operations in 2001 (See Note 3(b)).

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

	Quarter Ended —
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