Form 10-Q
period 2004-06-30
EXULT INC
filed 2004-08-09
CIK 1108341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2004
Common Stock	110,432,019

PREFATORY NOTE

In June 2004, we announced our Agreement and Plan of Merger with Hewitt Associates, Inc. (Hewitt), which provides for us to become a wholly owned subsidiary of Hewitt. We expect the merger to close around the end of September 2004, subject to satisfaction of various conditions including approval by stockholders of each company. The closing of the merger will affect many aspects of Exult’s business. This report is prepared on an independent company basis and does not purport to anticipate the effects of the merger. In connection with the merger, holders of Exult common stock will receive .20 of a share of Hewitt Class A common stock for each share of Exult common stock. Ownership of Hewitt stock involves some of the same risks or similar kinds of risks as ownership of Exult stock, but also some additional and different risks. See “Risk Factors – Our pending acquisition by Hewitt presents a number of risks to investors.”

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	December 31, 2003	June 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$135,026	$58,548
Short-term investments	60,781	108,622
Accounts receivable, net	58,720	76,943
Prepaid expenses and other current assets	26,973	43,486
Assets held for sale	100	0

Total Current Assets	281,600	287,599
Fixed Assets and Direct Contract Costs, net	69,010	71,096
Intangible Assets, net	60,213	70,467
Other Assets, net	19,401	17,642

Total Assets	$430,224	$446,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,331	$19,912
Accrued and other liabilities	32,154	69,323
Current portion of long-term obligations	2,444	12,695

Total Current Liabilities	58,929	101,930

Convertible Senior Notes	106,713	106,892
Other Long-Term Obligations, net of current portion	12,168	605

Total Long-Term Obligations	118,881	107,497

Commitments and Contingencies (Notes 7 and 9)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; Authorized — 15,000 shares; Issued and outstanding — none at December 31, 2003 and June 30, 2004	0	0
Common stock, $0.0001 par value; Authorized — 500,000 shares; Issued and outstanding — 108,711 at December 31, 2003 and 110,410 at June 30, 2004	11	11
Additional paid-in capital	430,583	435,339
Deferred compensation	(1,789)	(2,910)
Accumulated Other Comprehensive Income/(Loss):
Foreign currency translation adjustments	4,018	3,622
Unrealized gain/(loss) on investments, net	99	(429)
Accumulated deficit	(180,508)	(198,256)

Total Stockholders’ Equity	252,414	237,377

Total Liabilities and Stockholders’ Equity	$430,224	$446,804

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenue	$120,494	$128,520	$232,660	$226,314
Cost of Revenue	108,395	116,757	210,692	223,011

Gross Profit	12,099	11,763	21,968	3,303
Selling, General and Administrative Expense	7,901	9,511	14,585	18,901

Income (Loss) from Operations	4,198	2,252	7,383	(15,598)
Investment and Interest Income (Expense), net	481	(417)	1,330	(778)

Income (Loss) from Continuing Operations before Provision for Income Taxes	4,679	1,835	8,713	(16,376)
Provision for Income Tax Expense	0	26	0	144

Income (Loss) from Continuing Operations	4,679	1,809	8,713	(16,520)
(Loss) from Discontinued Operations	(90)	0	(212)	(1,228)

Net income (Loss)	$4,589	$1,809	$8,501	$(17,748)

Net Income (Loss) per Common Share – Basic Income (Loss) from Continuing Operations	$0.04	$0.02	$0.08	$(0.15)

Loss from Discontinued Operations	$0.00	$0.00	$0.00	$(0.01)

Net Income (Loss)	$0.04	$0.02	$0.08	$(0.16)

Net Income (Loss) per Common Share – Diluted Income (Loss) from Continuing Operations	$0.04	$0.02	$0.08	$(0.15)

Loss from Discontinued Operations	$0.00	$0.00	$(0.01)	$(0.01)

Net Income (Loss)	$0.04	$0.02	$0.07	$(0.16)

Weighted Average Number of Common Shares Outstanding:
Basic	106,395	109,345	106,128	109,024

Diluted	115,587	114,729	114,481	109,024

EXULT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Amounts in thousands) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net Income (Loss)	$4,589	$1,809	$8,501	$(17,748)

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	813	(849)	480	(396)
Unrealized gain (loss) on investments, net	127	(551)	50	(520)
Reclassification adjustment for realized Gain/(loss) on investments, net	(204)	8	(644)	(8)

Total other comprehensive income (loss)	736	(1,392)	(114)	(924)

Net Comprehensive Income (Loss)	$5,325	$417	$8,387	$(18,672)

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six months Ended June 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$8,501	$(17,748)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities —
Depreciation and amortization	12,783	24,141
Write off of assets held for sale	0	100
Discount accretion on long-term obligations	0	628
Net realized gains, net	0	461
Changes in operating assets and liabilities —
Accounts receivable, net	(29,589)	(9,960)
Prepaid expenses and other current assets	(6,681)	(1,141)
Accounts payable	9,422	(4,871)
Accrued and other liabilities	28,314	4,445

Net operating cash flows from continuing operations	22,750	(3,945)
Net operating cash flows from discontinued operations	0	894

Net cash and cash equivalents provided by (used in) operating activities	22,750	(3,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for Fixed Asset Purchases and Direct Contract Costs	(10,657)	(14,288)
Expenditures for Intangible Assets	(19,139)	(229)
Purchase of businesses, net of cash acquired	(16,602)	(13,201)
Purchases of Investments	(50,883)	(128,487)
Proceeds from Investments	68,863	79,699
Change in Other Assets	(518)	2,426

Net investing cash flows from continuing operations	(28,936)	(74,080)
Net investing cash flows from discontinued operations	0	(936)

Net cash and cash equivalents (used in) investing activities	(28,936)	(75,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	1,171	3,105
Payments on Long-Term Obligations	(1,032)	(1,761)

Net cash and cash equivalents provided by financing activities	139	1,344

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	233	245

Net (Decrease) in Cash and Cash Equivalents	(5,814)	(76,478)
Cash and Cash Equivalents, beginning of period	42,846	135,026

Cash and Cash Equivalents, end of period	$37,032	$58,548

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$104	$1,439
Income taxes	$283	$42
SUMMARY OF NON-CASH FINANCING ACTIVITIES:
Acquisition of Fixed Assets through Long-Term Obligations	157	0
Common Stock Warrant Issued for Client Contract Related Intangible Asset	$1,298	$0

See accompanying notes to unaudited condensed consolidated financial statements.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, unless otherwise stated)

1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Exult, Inc. and subsidiaries (“Exult” or the “Company”) have been prepared by Exult’s management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2004. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with Exult’s audited consolidated financial statements and notes for the year ended December 31, 2003, which were included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission, as amended by Amendment 1 on Form 10-K/A. The consolidated financial statements are prepared on the accrual basis of accounting. The significant accounting policies are summarized below:

Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates, including those related to long-term service contracts, performance based compensation, the allowance for doubtful accounts, depreciation and amortization, asset impairment, taxes, bad debts, fixed assets, direct contract costs, intangible assets, income taxes and related valuation allowance, accruals in connection with certain business optimization costs, contingencies and litigation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. We may revise these estimates and judgments from time to time as a result of changes in assumptions or conditions. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from estimated amounts.

Funds Held for Clients

Portions of the Company’s relocation agreements require the Company to hold client funds. These amounts are included in cash and cash equivalents. Included in accrued and other liabilities are the corresponding client fund obligations. At June 30, 2004 this amounted to $14.6 million.

Reclassification

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

Segment Information and Concentration of Revenue/Credit Risk

Management has determined that the Company operates within a single operating segment. For the three months ended June 30, 2003 and 2004, 88% and 84%, respectively, of the Company’s revenue has been derived from within North America, and 10% and 13%, respectively, from the United Kingdom, with the balance being derived from Asia, Europe and South America. For the six months ended June 30, 2003 and 2004, 89% and 82%, respectively, of the Company’s revenue has been derived from within North America, and 10% and 15%, respectively, from the United Kingdom, with the balance being derived from Asia, Europe and South America.

During the three months ended June 30, 2003, three of the Company’s process management clients accounted for 58%, 16% and 12%, respectively, of revenue. During the three months ended June 30, 2004, these three clients accounted for approximately 37%, 16% and 13%, respectively, of the Company’s revenue. During the six months ended June 30, 2003, three of the Company’s process

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management clients accounted for 54%, 20% and 15%, respectively, of revenue compared to four process management clients accounting for approximately 28%, 22%, 15% and 10% of revenue for the six months ended June 30, 2004. No other client accounted for more than 10% of revenue in the 2003 and 2004 periods. The Company believes that the concentration of credit risk in its billed accounts receivable resulting from its limited client base is substantially mitigated by its credit evaluation process. To date, bad debt write-offs have not been significant.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” APB No. 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statements of income (loss) using the straight-line method over the vesting period for fixed awards. Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in the statement of income (loss) over the vesting period of the options. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company adopted the disclosure provisions of SFAS No. 148 as of December 15, 2002 and continues to follow APB No. 25 in accounting for employee stock options.

As of June 30, 2003 and 2004, the Company had options outstanding to acquire 27,438,647 and 28,255,032 shares, respectively, of its common stock. The following table shows the pro forma net income (loss) as if the fair value method of SFAS No. 123 had been used to account for its employee stock-based compensation arrangements (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
Net income (loss), as reported	$4,589	$1,809	$8,501	$(17,748)
Stock-based employee compensation expense included in reported net income (loss)	27	30	41	202
Total stock-based employee compensation expense determined under fair value based method for all awards	(4,534)	(6,075)	(8,777)	(12,111)

Pro forma net income (loss)	$82	$(4,236)	$(235)	$(29,657)

Net income (loss) per share:
Basic, as reported	$0.04	$0.02	$0.08	$(0.16)

Diluted, as reported	$0.04	$0.02	$0.07	$(0.16)

Pro forma net loss per share
Basic, pro forma	$0.00	$(0.04)	$0.00	$(0.27)

Diluted, pro forma	$0.00	$(0.04)	$0.00	$(0.27)

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following outlines the significant assumptions used to calculate the fair value information presented utilizing the Black-Scholes approach with ratable amortization as of June 30, 2003 and 2004:

	2003	2004
Risk-free interest rate	2.59%	3.75%
Expected life	5.63	4.00
Expected volatility	77.70%	97.25%
Expected dividends	—	—

2. Cash & Cash Equivalents and Short-Term Investments

Short-term investments are comprised of available-for-sale securities at December 31, 2003 and June 30, 2004, and consist of the following (in thousands):

	December 31, 2003		June 30, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Operating Cash	9,790	9,790	17,173	17,173
Cash Equivalents—	125,236	125,236	41,375	41,375

Cash and Cash Equivalents	$135,026	$135,026	$58,548	$58,548
Amounts Included in Short-Term Investments:
Commercial paper and other	2,669	2,668	18,207	18,206
Corporate notes	8,378	8,405	15,235	15,163
Asset-backed securities	16,687	16,716	13,503	13,493
U.S. Treasuries and Agencies	32,948	32,992	62,106	61,760

Short-term Investments	60,682	60,781	109,051	108,622

	$195,708	$195,807	$167,599	$167,170

The commercial paper in which the Company invests must have a minimum rating of A-1 or P-1, as rated by Standard & Poor’s and Moody’s, respectively. Corporate notes in which the Company invests must have a minimum rating of A-2 or P-2, as rated by Standard & Poor’s and Moody’s, respectively. Asset-backed securities in which the Company invests must have a minimum rating of AAA or Aaa, as rated by Standard & Poor’s and Moody’s, respectively. As of December 31, 2003 and June 30, 2004, there were gross unrealized holding gains of $110 and $131 respectively, and gross unrealized holding losses of $11 and $560 respectively, from available-for-sale securities.

Amortized cost and estimated fair market value of debt securities classified as available-for-sale by contractual maturities at December 31, 2003 and June 30, 2004 consist of the following (in thousands):

	December 31, 2003		June 30 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$51,088	$51,158	$54,145	$53,931
Due in one to three years	6,925	6,955	36,699	36,485

	$58,013	$58,113	$90,844	$90,416

3. Unbilled Receivables

Included in accounts receivable as of December 31, 2003 and June 30, 2004 are $30,032 and $31,362 respectively, of net unbilled receivables consisting of revenue in excess of billings on long-term outsourcing contracts. The unbilled receivables as of June 30, 2004 are expected to be recovered over the remaining respective lives of the contracts through billings made in accordance with the respective contract provisions. The underlying client contracts have, in the next 12 months, scheduled billings in excess of such recorded unbilled amounts.

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Business Optimization Costs

The Company has incurred business optimization costs from time to time as it implements new organization structures, technologies, processes and other changes in its business. During the year ended December 31, 2001, the Company recorded $9,688 of severance and related costs (including non-cash option acceleration charges of $3,040), and certain wind-up costs totaling $6,621 (including severance costs of $5,412) associated with the elimination of two secondary processing centers. For the three and six month periods ended June 30, 2003 and 2004, no similar charges were incurred.

The following is a summary of the business optimization costs included during 2001, and the ending accrual balance, which is included in accrued and other liabilities (in thousands):

	Accruals	Non-Cash Charges	Total
Severance and Related Charges	$6,648	$3,040	$9,688
Processing Centers Closure Costs	6,621	0	6,621

	13,269	$3,040	$16,309

2001 Cash Payments	(3,976)

Balance at December 31, 2001	9,293

2002 Cash Payments	(5,118)
2002 Accrual Adjustments	(2,309)

Balance at December 31, 2002	1,866

2003 Cash Payments	(1,088)
2003 Accrual Adjustments	(206)

Balance at December 31, 2003	572

2004 Year-to-date Cash Payments	(540)

Balance at June 30, 2004	$32

The Company expects the remaining balance to be paid out during the remainder of the fiscal year ending December 31, 2004.

5. Income Taxes

In general, the Company has incurred tax net operating losses since its founding. In certain foreign jurisdictions, the Company has generated taxable income, which results in foreign income tax expense. As of June 30, 2004, the Company had approximately $77.2 million of remaining net deferred tax assets. A full valuation allowance has been provided against the tax benefit associated with the net operating losses and other deductible temporary differences because of the uncertainty of realizing the net deferred tax assets.

6. Net Income (Loss) Per Share

The following is the calculation for net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Basic:
Net income (loss)	$4,589	$1,809	$8,501	$(17,748)
Weighted average common shares	106,395	109,345	106,128	109,024

Net income (loss) per common share	$0.04	$0.02	$0.08	$(0.16)

Diluted:
Net income (loss)	$4,589	$1,809	$8,501	$(17,748)

Weighted average common shares	106,395	109,345	106,128	109,024
Stock option and warrant equivalent shares	9,192	5,384	8,353	0

Average common shares outstanding	115,587	114,729	114,481	109,024

Net income (loss) per common share	$0.04	$0.02	$0.07	$(0.16)

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended June 30, 2003, the weighted average number of common shares outstanding used to compute diluted net income per common share excluded unvested options, and excluded the effect of a warrant outstanding exercisable for 2,500,000 shares of Common Stock with an exercise price of $11.00 per share and excluded vested options outstanding exercisable for 13,672,257 shares of Common Stock with a weighted average exercise price of $10.49 per share. Because such warrants and options had exercise prices in excess of the average market value of the Company’s Common Stock during the period, the effect of their inclusion would be anti-dilutive.

For the three and six months ended June 30, 2004, the weighted average number of shares outstanding used to compute diluted net income per share excluded the effect of a warrant outstanding exercisable for 1,000,000 shares of Common Stock with an exercise price of $7.55 per share and options outstanding (including both vested and unvested options) for 28,255,032 shares of Common Stock with a weighted average exercise price of $9.63 per share. Because such warrant and vested options have exercise prices in excess of the average market value of the Company’s Common stock during the period, the effect of their inclusion would be anti-dilutive. In addition, until such time that one of the conversion criteria has been met, the impact of the conversion of the Company’s 2.50% Convertible Senior Notes issued during 2003 will be excluded from the computation of diluted net income per share. Based upon the current conversion price, the 2.5% Convertible Senior Notes would be convertible into 9,353,741 shares of Common Stock.

7. Commitments and Contingencies

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters include, among other things, assertions of contract breach and claims by persons whose employment with the Company has been terminated in connection with facilities consolidations, headcount rationalizations, outsourcing of certain operational functions, including in some cases to offshore vendors, and other measures that the Company has undertaken and expects to continue to undertake in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of June 30, 2004. However, management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

8. Recent Developments

In April 2004, Bank of America informed the Company that it had chosen another provider for payroll and benefits services and related Human Resources (HR) information technology and call center functions and gave 12 months notice of the termination of its business process outsourcing (BPO) contract with the Company. At the same time, the bank asked the Company to expand the recruiting, temporary staffing, accounts payable, travel and expense, fixed assets and associated information technology (IT) support services provided by the company to Bank of America to include the FleetBoston elements of the merged Bank of America organization. The negotiation process for these new services was successfully concluded in June of 2004. The company expects to account for these new services as a separate contract, as the services are performed. The impact of the termination of the original Bank of America contract is that the assets relating to the contract, with the exception of a pre-paid lease directly associated with the Bank of America contract will now be amortized over the new remaining life of the contract (through April 2005) rather than through the original contractual termination date of 2010. These assets include an intangible asset, valued at $13.6 million at June 30, 2004, which is amortized as a reduction of revenue, as well as capitalized set-up, origination and software implementation costs related to the initial transition of certain elements of the Bank’s operations, valued at $4.5 million at June 30, 2004. The impact of the accelerated amortization is a reduction in the expected life of contract margin to an amount less than the margin originally anticipated. The total impact of this change in estimate amounted to $23.9 million, which reduced revenue and net income by that amount for the three months ended March 31, 2004. During the three month period ended June 30, 2004, the Company had an increase in revenue and unbilled receivables of approximately $6 million related to the Bank of America contract as a result of the refinement of estimation of

EXULT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs related to the delivery of service on the parts of the contract due to be terminated in April 2005. Also, the pre-paid lease amortization was not accelerated, as the amended agreement allows the Company to recover from Bank of America a payment equal to the remaining net book value of the lease (approximately $11 million as of June 30, 2004) at the date of termination of the related BPO contract with Bank of America.

In June 2004, the Company signed a definitive merger agreement with Hewitt, pursuant to which Exult will be acquired by Hewitt and become a wholly owned subsidiary of Hewitt. The merger is subject to various closing conditions, including stockholder approval. If the merger is completed, each share of Exult common stock outstanding immediately prior to the merger will automatically be cancelled in exchange for 0.2 shares of Class A common stock of Hewitt.

9. Business Combinations

On May 15, 2004, the Company consummated its acquisition of ReloAction, a privately held relocation services company with locations in California, Texas and Connecticut. The purchase price totaled $22.7 million, and was comprised of $22.3 million of cash and $0.4 million of acquisition related costs. Exult also acquired $9.5 million in cash previously held by ReloAction. The allocation of the purchase price to the assets acquired, including the excess of net tangible assets acquired over liabilities assumed, is as follows (in thousands):

Purchase Price Allocation

Current Assets	33,655
Fixed Assets	1,715
Other Assets	119
Intangible Assets including Goodwill	19,824

Total Assets Acquired	55,313
Liabilities Assumed	32,657
Net Assets Acquired	$22,656

The preliminary allocation of the purchase price resulted in the allocation of $15.7 million to goodwill, $35.5 million to identifiable tangible assets, and $32.7 million to assumed liabilities. Also identified and valued by an independent valuation firm was $4.1 million of intangible assets, which included $3.8 million of customer relationships with an estimated seven year useful life and $0.1 million of trademark/tradename with an estimated one year useful life, and $0.2 million of service provider database with an estimated three year useful life. The Company has omitted the proforma disclosures, as such amounts are not material to the results of operations.

ReloAction has a domestic unsecured revolving line of credit totaling $25 million in aggregate expiring on July 31, 2005. The related debt outstanding was $7.8 million at June 30, 2004 and is included in accrued and other liabilities.

10. Executive Compensation Transactions

During the second quarter of 2004 the Company liquidated an obligation of an executive officer to the Company of approximately $484 by forgiving $375 and accelerating the vesting, and concurrently canceling, shares of restricted common stock that had previously been issued to the executive. The accelerated restricted common stock was valued at approximately $109. Also, the Company reversed $468 of compensation expense originally recorded in 2002 now no longer payable to the executive officer. The net result of the above transactions was a reduction in selling, general and administrative expenses (SG&A) in the three months ended June 30, 2004 of approximately $359.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. When used in this report, the words “may,” “will,” “should,” “predict,” “continue,” “plans,” “expects,” “anticipates,” “estimates,” “intends,” “believe,” and “could,” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements concerning, among other things, our anticipated performance, including revenue, margin, cash flow, balance sheet and profit expectations; development and application of our operational capabilities, including infrastructure, the recently completed acquisition of ReloAction and on-going integration of its business, service center capabilities and capacity, transition and transformation of client processes to our systems, productivity improvements, and cost savings from strategic initiatives including our India operations; service volumes; duration, size, scope and revenue expectations associated with client contracts; client service results and benefits; business mix; growth in our client base and existing contracts; market opportunities; industry leadership and market share; and our accounting, including its effects and potential changes in accounting.

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

Overview

Our primary source of revenue is fees we earn for providing our HR-led business process management services under long-term contracts. We also receive additional revenue from client projects and from relocation services provided to clients on a standalone basis. To date, we have generated leads for potential process management clients primarily through our management team, existing outsourcing and consulting relationships, our board of directors, third-party consultants, contact with key executives at Global 500 corporations or direct communication from such companies in the form of inquiry or request for proposal.

Our larger, integrated multi-process management service contracts generally have terms of five to ten years, encompass multiple HR and related administrative processes, and require us to provide high levels of service at reduced costs to the client. These contracts contain multiple responsibilities for us, including both our assumption of responsibility for transaction processing and administration, and transformation of the way work is performed over time by the client. The transformation work we do is largely in addition to the work required to initiate and sustain service under the contract, and may be ongoing for the life of the contract. Transformation activities include implementation and integration of new systems and tools, process change and standardization, consolidation of related activities, globalization of solutions across the client’s business and geographic reach, rationalization of third-party vendors to produce lower costs and better service, establishment of an overall integrated service delivery model and the design and implementation of performance measurements, metrics and reports that support the client’s goals. The process management service contracts also identify specific deliverables associated with the multiple elements described above, in addition to numerous deliverables that are produced for the benefit of the client in the ordinary course under the contract that are not specifically identified in the contract. While third parties generally can complete these deliverables, clients choose to obligate us to perform this work to obtain the benefit of our expertise, detailed knowledge and previous success in implementing change in complex environments.

Revenue under our process management contracts can be broadly divided into two categories: revenue associated with processes that we manage directly and revenue derived from processes that we manage by using third-party vendors. We typically agree to provide a minimum savings to the client on the labor-based portion of direct-managed processes after a pre-determined period of time, usually several months to approximately one year from contract signing. For the portion of the contract covering services previously subcontracted by the client and for which we continue to use third-party vendors, we generally share with the client’s savings we are able to achieve from the client’s historical spending levels. The amount of minimum savings is determined in accordance with the terms of the applicable contracts; in general, our fees are no greater than our client’s historical cost of operating the functions assumed by us. By operating client processes on a long-term contract basis using our service platforms and methodologies, we seek to reduce the costs of service delivery below the minimum savings provided in the contract, and recover the investment we make during the early part of the contract term for transition and integration of client processes. We anticipate that gross margin associated with direct managed revenues will generally be greater than gross margin associated with third-party processes. Therefore, our overall gross margin may vary as the mix of revenue changes between direct managed and third party.

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

We incurred a net loss of $94.8 million, $74.7 million and $10.6 million in 2000, 2001 and 2002, respectively. While we reported net income of $1.8 million in the fourth quarter of 2002 and net income of $15.0 million for fiscal 2003, we incurred a net loss of $17.7 million for the six months ended June 30, 2004, inclusive of effects of changes in our contractual relationship with Bank of America. While we expect to operate profitably in the future, we may also incur net losses in future periods. In the near term, we expect to incur expenses to reduce our cost structure in response to the reduction in our services to Bank of America over the next several quarters. We also anticipate ongoing significant expenditures to fund the development and expansion of our technology, service offering and process capabilities. We also expect to make investments to expand geographically and to respond to increased competition and pursue, obtain and transition new client contracts. The growth we anticipate will also eventually require additional investments in new service center capacity. To the extent that revenue does not increase at a rate commensurate with our increasing costs and expenditures, our financial condition, operating results and liquidity could be materially and adversely affected.

Recent Developments

Merger Agreement with Hewitt

In June 2004, we signed a definitive merger agreement with Hewitt, which provides for us to become a wholly owned subsidiary of Hewitt. The merger is subject to various closing conditions, including approval by each company’s stockholders. If the merger is completed, each share of Exult common stock outstanding immediately prior to the merger will automatically be cancelled in exchange for 0.2 shares of Class A common stock of Hewitt . The merger is described in our press released dated June 16, 2004 which, together with a copy of the Agreement and Plan of Merger, was filed with the SEC under a current report on Form 8-K dated June 16, 2004.

Air Canada Letter of Intent

In April 2004, we signed a non-binding letter of intent to provide core administrative and transactional HR services and related technology support to Air Canada. Contract negotiations are currently underway. We contemplate an agreement term of seven years and expect to complete transition by the end of 2004. This arrangement is subject to final negotiation and documentation of definitive terms, and discussions may be terminated without further obligation by Air Canada or us.

Bank of America Developments

In April 2004, Bank of America informed us that, as part of integration planning in connection with their merger with FleetBoston, they had chosen the FleetBoston provider for payroll and benefits services (and related HR information technology and call center functions), and asked us to expand the recruiting, temporary staffing, accounts payable, travel & expense, fixed assets and associated IT support services we currently provide to Bank of America to include the FleetBoston elements of the merged organization. Bank of America asked us to continue to provide payroll services to the pre-merger portions of the organization until April 2005 and benefits services until January 2006.

Our 2003 billings attributable to the benefits and payroll services moving to the new provider were approximately $90-95 million, roughly half of which is associated with “indirect” services that we provide through third party vendors, principally in the benefits area. We expect this reduction in billings to be partially offset by additional billings associated with the expansion of our recruiting, temporary staffing, accounts payable, travel & expense, fixed assets and associated IT support services to the FleetBoston elements of the combined Bank of America organization.

For the balance of 2004 and the first quarter of 2005, the changes in the Bank of America relationship should not have any adverse effect upon our billings or cash expenses under the contract. The changes in our contractual relationship with Bank of America did affect our GAAP results beginning with the first quarter of 2004. We must now amortize approximately $13.6 million in intangible assets and approximately $4.5 million in capitalized set-up, origination and software implementation costs associated with the Bank of America contract over a reduced term, and the accelerated amortization of these assets changes our life-of-contract estimates. The lower contract margins inherent in our revised life-of-contract estimates applied to contract costs incurred through March 31, 2004 resulted in a reduction of revenue in the quarter ended March 31, 2004 of $23.9 million, the effect of which was a reduction of $18.3 million in unbilled receivables associated with the Bank of America contract and a deferral of billed revenue of approximately $5.6 million. The combined effect of the reduction in unbilled receivables and the deferral of billed revenue in the first quarter of 2004 was a reduction in revenue and net income of $23.9 million. The impact in the second quarter of 2004 of the accelerated amortization charge, which reduced revenue by $3.8 million and increased expenses by $1.1 million, was a reduction of net income of $4.9 million compared to original projections. The impact of the accelerated amortization in the subsequent two quarters of 2004 is an expected reduction of approximately $4 to 6 million per quarter in contract contribution versus the original contract plan. We have begun to implement changes to our cost structure in response to the changes in our contractual relationship with Bank of America to meet the anticipated lower demand for services. In the second quarter of 2004 we recorded approximately $6.0 million of revenue due to an improvement in the anticipated life of contract margin for the portion of the contract expected to be terminated in April 2005. This improvement in margin follows the refinement of estimated costs related to the delivery of service on the parts of the contract due to be terminated in April of 2005.

Because Bank of America was entitled to terminate our contract for convenience in whole but not in part, they notified us of termination of the entire contract and invited us to negotiate the terms upon which we would continue to provide, and extend to the FleetBoston elements of the combined organization, the services they have asked us to retain. This negotiation process for these new services was concluded at the end of June 2004. The Company expects to account for these new services as a separate contract, as these services are performed.

ReloAction Acquisition Agreement

On May 15, 2004, the Company consummated its acquisition of ReloAction, a privately held relocation services company with locations in California, Texas and Connecticut. The purchase price totaled $22.7 million, and was comprised of $22.3 million of cash and $0.4 million of acquisition related costs. Exult also acquired $9.5 million in cash. The allocation of the purchase price to the assets acquired, including the excess of net tangible assets acquired over liabilities assumed, is as follows: (in thousands)

Purchase Price Allocation

Current Assets	33,655
Fixed Assets	1,715
Other Assets	119
Intangible Assets including Goodwill	19,824

Total Assets Acquired	55,313
Liabilities Assumed	32,657
Net Assets Acquired	$22,656

The preliminary allocation of the purchase price resulted in the allocation of $15.7 million to goodwill, $35.5 million to identifiable tangible assets, and $32.6 million to assumed liabilities. Also identified and valued by an independent valuation firm were $4.1 million of intangible assets, which included $3.8 million of customer relationships with an estimated seven year useful life and $0.1 million of trademark/tradename with an estimated one year useful life, and $0.2 million of service provider database with an estimated three year useful life. The acquisition is expected to be accretive to our earnings for fiscal 2004, although there can be no assurance that ReloAction’s historical financial results will be indicative of future results. ReloAction had revenues of approximately $20 million for the year ended March 31, 2004. ReloAction has a domestic unsecured line of credit totaling $25 million in aggregate maturing on July 31, 2005. The related debt outstanding was approximately $7.8 million as of June 30, 2004. Interest rate is Union Bank of California (UBOC) Base Rate or LIBOR +2.125%; commitment fee is .125% on the unused portion of the payable.

Important Factors That Could Affect 2004 Performance

As we consider our 2004 business and financial objectives, we focus on certain critical drivers of revenue, costs and margins. These drivers include:

•	Transition of work sold during 2003

•	Impact of recently announced changes to our contract with Bank of America

•	Add-ons and extensions to current client contracts

•	Reductions in our cost structure

•	Additions of new client contracts

•	A shift of more work from “Indirect” to “Direct” via client focus and targeted acquisitions that can also expand and further integrate our service offerings

•	Further leveraging of our infrastructure through additional volumes and business

•	Expanded use of our “multi-shore” delivery model including the further utilization and development of our India operations

•	The ability to integrate and capitalize on synergies associated with the ReloAction acquisition.

We exited the fourth quarter of 2003 at an annualized revenue run rate of approximately $480 million. Excluding certain contracts still to complete transition, we are experiencing a modest reduction in that pre-existing revenue base as contractually committed client discounts and credits have come into effect. We also expect a reduction in certain project-based revenues for various reasons including reduced demand for ad-hoc projects as compared to the level performed in 2003, as well as continuation in the decreases in the volumes of temporary staffing at key clients. These services are variable and can also increase, but we are not projecting increases at this time. The changes in our contractual relationship with Bank of America are also reducing our revenue expectations for 2004. As such, new sources of revenue are required to achieve our internal revenue growth goals.

We have planned to obtain the new revenue needed to reach our 2004 targets from four principal sources. These are (i) the annualized impact of new business acquired at different times during 2003, including contracts with new clients signed in 2003 and the revenues from the acquisition of the international outsourcing business of PricewaterhouseCoopers (PwC), (ii) additional revenues from certain existing clients as we further develop our relationship and increase the scope of work provided to them, (iii) revenues from new clients we anticipate signing during 2004, and (iv) revenues from the acquisition of ReloAction in the second quarter of 2004. The transition of work from existing clients to operational stability has created incremental unbilled revenue as those clients are converted to our proportional cost accounting methodology, and some additional transitions and incremental unbilled revenue are expected during the second half of 2004. In addition, our acquisition of ReloAction in May has added revenue and increased the proportion of our revenue that is “direct” as opposed to “indirect,” which should help to improve overall margins. However, we did not add any new clients in the second quarter because the pace of HR BPO contract signings has been slow, and because our focus on our merger with Hewitt has consumed management resources and, we believe, caused potential clients to await the closing of the transaction and evaluate the offering of the combined Exult-Hewitt organization. Further, because of the merger, we are not pursuing any other acquisitions at this time. We believe our merger with Hewitt will create a more compelling service offering that will result in accelerated new business signings. However, if the merger does not close, we are unlikely to meet our new business and revenue objectives for 2004.

Excluding the effect of new business, we expect our costs in 2004 to exceed 2003 levels because of the full year interest expense on our 2.5% Convertible Senior Notes, increases in compensation expense and projected costs related to compliance with the Sarbanes-Oxley Act. Further margin pressure will result from increased costs associated with service quality programs and process audits conducted to help clients comply with their own internal audit requirements, and the initiation of previously agreed increases in client discounts and the anticipated reduction in the amount of high-margin project work from 2003 levels. In response to the changes in our contractual relationship with Bank of America, we are taking steps to modify our cost structure to align with anticipated reductions in service volumes beginning in April 2005. These modifications will involve some near-term costs, and failure to effect appropriate cost reductions by the time we experience reductions in service volumes at Bank of America will further impair our margins. Our previous plans to strengthen our workforce may be moderated in anticipation of reduced staffing needs under the Bank of America contract, but we may still increase hiring in certain key areas, which could increase costs. In order to compensate for these margin pressures and reach our earnings target for 2004, we plan to continue to improve our mix of higher-margin “direct” revenue vs. lower-margin “third party” revenue by focusing our 2004 sales on direct revenue sources. We also plan to expand the operations of our India service center to lower the average cost of delivery of our services, increase our overall productivity, and improve overall margins. We will also continue to focus our efforts to drive the Six Sigma methodology throughout our business to enable us to reduce the costs of errors and rework through “first- time quality.”

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to long-term service contracts, bad debts, fixed assets and direct contract costs, intangible assets, income taxes and related valuation allowance, accruals in connection with certain business optimization costs, contingencies and litigation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. We may revise these estimates and judgments from time to time as a result of changes in assumptions or conditions. The following critical accounting policies affect significant judgments and estimates used in the preparation of our consolidated financial statements. For a more detailed description of our significant accounting policies and basis of presentation, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (as amended by Amendment 1 on Form 10-K/A).

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

We have adopted Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” for contracts we entered into after June 30, 2003. EITF Issue 00-21 addresses the accounting, by a vendor such as us, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are closely interrelated or there is not sufficient evidence of relative fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. We anticipate that, in the near-term, services and deliverables to be provided under new business process management contracts will generally be similar in nature to services and deliverables provided in connection with our existing contracts. Our market and service offering is relatively new, and certain of our services have not been sold on a stand-alone basis, either by our competitors or us. Therefore, we believe that there is not, and in the near-term will not be, sufficient evidence of fair value for certain elements of our contracts. We anticipate accounting for future multiple-element contracts that share these characteristics as a single unit and in the same manner as we account for our existing multiple-element contracts as long as there continues to be a lack of fair value for certain elements of our contracts and some portion of these elements remain undelivered until the completion of a contract.

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

A number of factors can cause our revenue expectations for a given contract to decrease. While our client contracts generally include commitments by clients regarding service scope and pricing, there are also provisions pursuant to which billings can increase or decrease in response to changes in the client’s organization. Further, other factors give clients leverage to renegotiate price and other terms with us, such as the right to terminate for convenience, our desire to obtain additional business from the client, looming expiration of the contract, negotiation over potential penalties associated with service level issues, and our general desire to be responsive to clients’ business needs. In this context, various circumstances can lead to reduction in revenues from any particular client, including: client financial difficulties or business contractions that lead to reductions in workforce or discretionary spending on services such as staffing and training; amendments agreed to by us which reduce the scope or revenue for services; early termination of client contracts in whole or part, whether resulting from adverse developments in the client’s business or the client’s exercise of discretion; insourcing or retention by the client of processes previously contracted to us (subject to our approval when required under the terms of the contract); non-assignment to us of third-party vendor contracts that we initially envisioned assuming from the client; and other circumstances within the client’s organization. In addition, our receipt of revenue under any particular contract may be delayed if transition of the client’s processes to our infrastructure takes longer than anticipated. While our contracts with our clients may contemplate further expansion, this may not occur, and if it does occur, significant additional expenditures by us may be required to fund such expansion. In addition, our process management contracts generally permit our clients to impose financial penalties against us for specified material performance failures. Other factors could cause us to increase our estimates of contract revenue. For example, service volumes may increase due to growth in the client’s business, and clients may increase the scope of services they acquire from us through contract amendment.

Increases in cost estimates and decreases in revenue estimates can have material adverse effects on our results of operations. If we determine that our previous cost estimates for a contract were too low, or our previous revenue estimates were too high, we will change our estimates appropriately on a current basis when the determination is made, including the recognition of the cumulative impact of the revision. The amount by which prior period revenue and gross profit was higher than it would have been if the updated estimates had been applied during earlier periods will be reflected as a reduction in revenue and gross profit in the period that the estimates are changed, and the lower estimated contract margin will also reduce our future gross profit outlook. Conversely, if we determine that our previous cost estimates for a contract were too high, or our previous revenue estimates were too low, the amount by which prior period revenue and gross profit was lower than it would have been if the updated estimates had been applied during earlier periods will be reflected as an increase in revenue and gross profit in the period that the estimates are changed (subject to our revenue recognition limitation if it is then still in place for that particular contract), and the higher estimated contract margin will also increase our future gross profit outlook. The magnitude of these effects will increase proportionately with the size of the contract, the proportion of the contract completed and the extent of the change in estimates. Some of these effects could be significant. Further, because we have a relatively small number of contracts and high client concentration, adverse changes in estimates for a single client contract could have a material adverse effect on our results of operations. For example, the changes in estimates resulting from recently announced reductions in the scope of the services we will provide to Bank of America beginning next year had a material adverse effect on our results of operations for the six months ended June 30, 2004, and will also continue to reduce our earnings in subsequent quarters.

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

Revenue Limitation until Operational Stability. As described above, we limit revenue recognized for each contract to amounts billed or billable until the contract reaches operational stability. Therefore, client contracts can contribute negative margins until operational stability is achieved. In the quarter in which contract operational stability is achieved, there generally is a change of estimate for the contract resulting in a one-time recognition of cumulative additional revenue and income attributable to the application of estimated life-of-contract margin to costs incurred in prior periods. This change of estimate typically increases unbilled receivables and has a positive effect on our revenue and operating results for the period in which it occurs, but should not be considered to be an appropriate indication of future results. In the first quarter of 2004, two of the contracts that were entered into after January 1, 2003 (Universal Music Group and Vivendi Universal Entertainment) were deemed to have achieved operational stability, resulting in recognition of approximately $0.8 million in unbilled receivables associated with those contracts. In the second quarter of 2004 the BMO Financial Group contract that was entered into previously was deemed to have achieved operational stability, resulting in recognition of approximately $4.3 million in unbilled revenue.

Revenue Recognition for Variable Services. Some services included in our process management contracts, such as staffing and learning, can have high variability in service volumes because client spending in these areas is discretionary to a significant degree, and highly sensitive to changes in client policies and strategies, as well as economic conditions and developments in the client’s business and outlook. Clients may choose to reduce or avoid such expenditures, which reduce our service volumes and revenue. Further, our costs for these resources can change quickly depending upon changing conditions in geographic or industry markets. Accordingly, our financial results from provision of these services are more variable than for other services such as payroll. Because of this variability, we do not believe we can make reasonably dependable estimates in these areas. As a consequence, revenue and cost for these services are not included in contract estimates. Revenues and costs for these variable services are recognized in the period the services are performed and are not impacted by our long-term contract estimates.

Limited Horizon for Estimates. We intend to increase efficiency and commensurately reduce service delivery costs over the life of our outsourcing contracts. However, our ability to deliver additional savings that are sustainable over the life of the contract becomes more speculative in the later years due to the potential for increasing delivery costs, uncertainty regarding future efficiency improvements and client needs, and other factors. Therefore, life-of-contract estimates generally will reflect only those reductions in our costs of service delivery that we believe are probable of being realized within a limited time following the date of analysis. This time horizon is a function of the maturity of our business, the development of our infrastructure and other general and client-specific factors. The horizon included in the contract estimates as of June 30, 2004, includes the estimated savings that we believe are probable of being achieved through June 30, 2005. The horizon was increased in the first quarter of 2004 from the three-quarter horizon utilized in 2003. This increase of one quarter resulted from the completion of an updated detailed 12-month forecast, which we believe provides us with greater visibility into the longer-term contract view. We intend to roll this forecast forward each quarter to provide a consistent one-year outlook period. We currently consider efficiency improvements and cost savings that we plan to achieve beyond the above time horizons too speculative to include in our life-of-contract cost estimates.

Short-Term Arrangements

In addition to our outsourcing contracts that extend over long periods of time, we provide our customers services on a short-term basis, including project-based services for our outsourcing clients that may be structured on a per diem or fee-for-service basis and fee-based relocation services. For these short-term arrangements, we recognize revenue as services are performed provided there is evidence of an arrangement, we have met our delivery obligation, the fee is deemed fixed or determinable, and future collection is reasonably assured.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from inability of our clients to make required payments. If the financial condition of one or more of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Direct Contract Costs and Intangibles

We capitalize certain set-up and other direct installation costs (“Direct Contract Costs”) to the extent that we determine such costs are recoverable by the receipt of future contractually committed amounts. Capitalized set-up and other direct installation costs are included in Fixed Assets and Direct Contract Costs and are amortized over the applicable contract term. We may also have intangibles associated with particular contracts that are likewise amortized over the contract term. If a client contract terminates early, or changes so that such costs are no longer recoverable, then we will be required to write off unamortized Direct Contract Costs and intangibles associated with that contract, over the shorter remaining life of the contract, resulting in a lower life-of-contract margin and a commensurate charge to earnings on a current basis when the change occurs. Further, the resulting reduced margins will be recognized over the remaining contract term. As of June 30, 2004, we had Direct Contract Costs of $28.3 million and intangibles of $70.3 million, net of accumulated amortization.

Deferred Tax Assets

As of December 31, 2003 and June 30, 2004, we had $70.2 and $77.2 million, respectively, of net deferred tax assets, arising primarily from our net operating losses, which we have fully reserved through a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance and we continue to monitor our ability to realize our deferred tax assets. Assuming we are able to demonstrate a history of taxable income and to forecast with relative certainty that we will earn taxable profits for the foreseeable future, we will record one or more adjustments to reduce the valuation allowance to recognize on a current basis our anticipated use of our deferred tax assets to reduce our future income tax liabilities. Each such adjustment will be recorded in the period that we determine it is more likely than not that we can recover all or a portion of our deferred tax assets. Each adjustment will increase income for that period accordingly but should not be considered to be indicative of subsequent results. Upon utilization or expiration of the underlying net operating loss carryforwards, or full elimination of the valuation allowance, we will begin to record income tax expense and commensurately lower net income for subsequent periods in which we are profitable.

RESULTS OF OPERATIONS

Because of the rapidly evolving nature of our business and our limited operating history, we believe that period to period comparisons of our operating results, including our revenue, cost of revenue, expenses, gross profit and expenses as a percentage of revenue, should not be relied upon as an indication of our future performance. The following table sets forth statement of income/(loss) expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenue	100%	100%	100%	100%
Cost of Revenue	90.0	90.8	90.6	98.5

Gross profit (loss)	10.0	9.2	9.4	1.5
Selling, General and Administrative Expense	6.6	7.4	6.3	8.4

Income (Loss) from Operations	3.5	1.7	3.2	(6.9)
Investment and Interest Income (Expense), net	0.4	(.3)	0.6	(.3)

Income (Loss) from Continuing Operations
Before Provision for Income Taxes	3.9	1.4	3.7	(7.2)
Provision for Income Taxes	0	0	0.1

Income (Loss) from Continuing Operations	3.9	1.4	3.7	(7.3)
Loss from Discontinued Operations, net of
Provision for Income Taxes	(.1)	0	0	(0.5)

Net Income (Loss)	3.8%	1.4%	3.7%	(7.8)%

Three Months Ended June 30, 2003 and 2004

Revenue. Revenue for the three months ended June 30, 2003 and 2004, was $120.5 million and $128.5 million, respectively. The revenue for the 2003 period was derived from six business process management clients. During 2003, the Company added five clients as a result of new business sales and acquired six new clients as a result of the purchase of international outsourcing contracts previously owned by PwC, bringing the Company’s total to 17 business process management clients.

The revenue increase of $8 million for the 2004 period as compared to the 2003 period principally resulted from growth in revenues from clients existing at June 30, 2003, including an increase in unbilled revenue for contracts which have transitioned to operational stability, primarily $4.3 million of unbilled revenue recorded for BMO Financial Group, plus new clients contracts sold or acquired during 2003 and the addition of ReloAction revenue in Q2 2004. The increase in revenue recognized also resulted from an improvement in the anticipated life of contract margin related to the Bank of America contract. This improvement in margin follows the refinement of estimated costs related to the delivery of service on the parts of the contract due to be terminated in April of 2005. Revenues in the quarter, compared with the second quarter of 2003, were reduced by the acceleration of the asset amortization related to the changes in the Bank of America contract that will continue over the next 9 months. The increased amortization is anticipated to be $3.8 million per quarter, in line with that experienced in the second quarter. This reduction is caused mainly by the amortization of certain assets through revenue, plus the impact on revenue recognition of the now-reduced life of contract margin

For the three months ended June 30, 2003, three process management clients accounted for 58%, 16% and 12% of revenue as compared to four process management clients accounting for 37%, 16%, 13% and 11% of revenue for the three months ended June 30, 2004. No other client accounted for more than 10% of revenue in the 2003 and 2004 periods. For the three months ended June 30, 2003 and 2004, 34% and 27%, respectively, of our process management revenue was generated from the provision of services with more highly variable volumes, such as staffing and learning, which depend upon client discretionary spending. The change in the percentage of revenue from this type of business represents a continuation of the trend we experienced in the latter half of 2003, as our clients re-evaluated the use of temporary staffing, combined with an increased number of contracts with only direct services provided under them. The revenue from these more variable services is excluded from our long-term contract estimates

Cost of Revenue. Our cost of revenue for the three months ended June 30, 2003 and 2004, was $108.4 million and $116.8 million, respectively, and our gross margin for the same periods was 10.0% and 9.2%, respectively, as a percentage of revenue. The increase in the cost of revenue for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 principally resulted from the progressive transition of service responsibility to Exult under our various process management contracts and the continuing expansion of our infrastructure and service capacity. An additional factor was the increase cost of compensation and benefit costs paid to our employees who are directly involved in providing our services. In the first quarter of each year, our expenses tend to increase with the impact of annual salary and benefits changes, which we seek to offset by increased productivity achieved through improvements made in our service delivery systems, including the use of our Multi-Shore model, combined with the impact of continuing cost controls and efficiency programs instituted in connection with our Exult Service Delivery Model. Operating expense will tend to increase to support any growth we may achieve, and our profitability depends upon our ability to scale our business by leveraging existing resources across a broader revenue base and limiting increases in operating expense associated with new business to levels significantly below our clients’ historical costs of operating the processes that we assume. Significant expansion of capacity in connection with new contracts may delay our achievement of this scale. The deterioration in our gross margin in the 2004 period as compared to the 2003 period reflects the increase in costs of revenue above, which were not offset by increases in revenue in the same period.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2003 and 2004, was $7.9 million, or 6.6% as a percentage of revenue, and $9.5 million, or 7.4% as a percentage of revenue, respectively. Selling, general and administrative expense generally consists of compensation for employees engaged in developing product features and service delivery capabilities; marketing, promoting and selling our services; and management and administrative activities. Selling, general and administrative expense also includes third party consulting and marketing expenditures; facilities and office costs; legal, accounting and recruiting fees and expenses; and certain depreciation and amortization of capitalized expenditures. Included in selling, general and administrative expense for the three months ended June 30, 2003 and 2004, was $0.5 million and $0.7 million, respectively, of depreciation and amortization expense from certain capitalized costs and compensation deferrals. The increase SG&A is largely due to the addition of costs associated with the ReloAction acquisition, an annual increase in salaries and fringe that came into effect in the first quarter of 2004, increases in insurance costs year over year and increases in IT infrastructure.

Investment and Interest Income (Expense), net. Investment and interest income (expense), net for the three months ended June 30, 2003 and 2004, was $0.5 million and ($0.4) million, respectively. Investment and interest income, net for the three months ended June 30, 2003 consisted of investment and interest income of $0.8 million, offset by $0.3 million of interest expense. For the three months ended June 30, 2004, investment and interest expense, net consisted of $0.7 million of investment and interest income, offset by $1.1 million of interest expense. Investment and interest income is generated primarily from short-term investing of cash in excess of current requirements. Investment and interest income for the three months ended June 30, 2004 decreased as compared to the three months ended June 30, 2003, primarily as a result of slightly lower interest rates in the 2004 period. Interest expense increased for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, primarily due to the interest payments accrued for our 2.5% Convertible Senior Notes issued in September and October 2003.

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

Net Income (Loss) from continuing operations. The foregoing resulted in net income from continuing operations for the three months ended June 30, 2003, of $4.7 million, or $0.04 per basic and diluted share, respectively and net income from continuing operations for the three months ended June 30, 2004, of $1.8 million, or $0.02 per basic and diluted share.

Discontinued Operations

In the fourth quarter of 2003, the Company determined that its Gunn consulting operations no longer fit its strategic operating objectives and accordingly adopted a formal plan to dispose of these operations within the next six-month period. Accordingly, the results of Gunn have been classified as discontinued operations for all periods presented.

For the years ended December 31, 2001, 2002, and 2003, the Gunn consulting operation generated revenue of $15.5 million, $14.6 million and $6.5 million, respectively, resulting in net income (loss) of ($1.9) million, $0.9 million and ($4.6) million, or (0.1)%, 0.2% and (1.0)% of consolidated revenue from continuing operations, respectively. The loss from discontinued operations for the year ended December 31, 2003 included an impairment charge of approximately $3.3 million of goodwill as a result of management’s decision to dispose of certain assets and reduce the carrying value of the assets of the operation to its estimated fair value less estimated selling costs. Such impairment charges were recorded in accordance with the provisions of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. As of December 31, 2003, subsequent to the write-offs, the net carrying value of the remaining assets in the consulting operation was approximately $0.1 million and represented the net realized value of the name “Gunn Partners”. This amount was classified as assets held for sale in the consolidated balance sheet as of December 31, 2003.

During the quarter ended March 31, 2004, the Company wrote off $0.1 million associated with the assets held for sale of the Gunn consulting operation.

Net Income (Loss)

The foregoing resulted in net income for the three months ended June 30, 2003, of $4.6 million, and $0.04 per basic and diluted share, respectively and net loss for the three months ended June 30, 2004, of $1.8 million, or $0.02 per basic and diluted share.

Six Months Ended June 30, 2003 and 2004

Revenue. Revenue for the six months ended June 30, 2003 and 2004, was $232.7 million and $226.3 million, respectively. The revenue for the 2003 period was derived from six business process management clients. During 2003, the Company added five clients as a result of new business sales and acquired six new clients as a result of the purchase of international outsourcing contracts previously owned by PwC, bringing the Company’s total to 17 business process management clients and revenue for the 2004 period reflected these additional clients.

The revenue decrease of $6.4 million for the 2004 period as compared to the 2003 period principally resulted from a change in estimate on the Bank of America contract, resulting from reductions in the scope of that contract, partially offset by growth in revenues from clients existing at June 30, 2003, including an increase in unbilled revenue for contracts which have transitioned to operational stability, including $4.3 million of unbilled revenue recorded for BMO Financial Group and $0.8 million for Universal Music Group and Vivendi Universal Entertainment, plus new clients contracts sold or acquired during 2003 and the addition of ReloAction revenue in Q2 2004. The changes in the scope of the Bank of America contract required us to accelerate the amortization of certain assets associated with the client over the now reduced term of the contract, resulting in a write-off of approximately $18.3 million in unbilled receivables and the deferral of approximately $5.6 million of previously billed revenue in the first quarter of 2004 and a reduction in revenue of approximately $3.8 million in the second quarter versus the prior year. The decline in revenue from the Bank of America contract was partially offset in the second quarter of 2004 by an increase in revenue recognized of $6.0 million resulting from an improvement in the anticipated life of contract margin related to that contract. This improvement in margin results from the refinement in the second quarter of cost estimates related to the delivery of service on the parts of the contract due to be terminated in April of 2005. The Company also recorded an increase in unbilled revenue of approximately $7.3 million generated by the BP contract, which resulted principally from the determination that the contract is now expected to run to its full seven-year contractual term through December 2006.

For the six months ended June 30, 2003, three process management clients accounted for 54%, 20% and 15% of revenue as compared to four process management clients accounting for 28%, 22% 15% and 10% of revenue for the six months ended June 30, 2004. No other client accounted for more than 10% of revenue in the 2003 and 2004 periods. For the six months ended June 30, 2003 and 2004, 32% and 27%, respectively, of our process management revenue was generated from the provision of services with more highly variable volumes, such as staffing and learning, which depend upon client discretionary spending. The decrease in the percentage of revenue from this type of business represents a continuation of the trend we experienced in the latter half of 2003, as our clients reduced the use of temporary staffing, combined with an increased number of contracts with only direct services provided under them. The revenue from these more variable services is excluded from our long-term contract estimates.

Cost of Revenue. Our cost of revenue for the six months ended June 30, 2003 and 2004, was $210.7 million and $223.0 million, respectively, and our gross margin for the same periods was 9.4% and 1.5%, respectively, as a percentage of revenue. The increase in the cost of revenue for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 principally resulted from the progressive transition of service responsibility to Exult under our various process management contracts and the continuing expansion of our infrastructure and service capacity. An additional factor was the increase cost of compensation and benefit costs paid to our employees who are directly involved in providing our services. In the first quarter of each year, our expenses tend to increase with the impact of annual salary and benefits changes, which are partially offset by increased productivity achieved through improvements made in our service delivery systems, including the use of our Multi-Shore model, combined with the impact of continuing cost controls and efficiency programs instituted in connection with our Exult Service Delivery Model. Operating expense will tend to increase to support any growth we may achieve, and our profitability depends upon our ability to scale our business by leveraging existing resources across a broader revenue base and limiting increases in operating expense associated with new business to levels significantly below our clients’ historical costs of operating the processes that we assume. Significant expansion of capacity in connection with new contracts may delay our achievement of this scale. The deterioration in our gross margin in the 2004 period as compared to the 2003 period principally reflects these cost increases combined with the net reductions in revenue related to changes in the Bank of America contract.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2003 and 2004, was $14.6 million, or 6.3% as a percentage of revenue, and $18.9 million, or 8.4% as a percentage of revenue, respectively. Selling, general and administrative expense generally consists of compensation for employees engaged in developing product features and service delivery capabilities; marketing, promoting and selling our services; and management and administrative activities. Selling, general and administrative expense also includes third party consulting and marketing expenditures; facilities and office costs; legal, accounting and recruiting fees and expenses; and certain depreciation and amortization of capitalized expenditures. Included in selling, general and administrative expense for the six months ended June 30, 2003 and 2004, was $1.3 million and $1.1 million, respectively, of depreciation and amortization expense from certain capitalized costs and compensation deferrals. The increase in SG&A is largely due to the addition of such costs associated with the ReloAction acquisition, an annual increase in salaries and fringe that came into effect in the first quarter of 2004, increases in insurance costs year over year and increases in IT infrastructure cost.

Investment and Interest Income (Expense), net. Investment and interest income (expense), net for the six months ended June 30, 2003 and 2004, was $1.3 million and ($0.8) million, respectively. Investment and interest income, net for the six months ended June 30, 2003 consisted of investment and interest income of $1.9 million, offset by $0.6 million of interest expense. For the six months ended June 30, 2004, Investment and interest expense, net consisted of $1.3 million of investment and interest income, offset by $2.1 million of interest expense. Investment and interest income is generated primarily from short-term investing of cash in excess of current requirements. Investment and interest income for the six months ended June 30, 2004 decreased as compared to the six months ended June 30, 2003, primarily as a result of slightly lower interest rates in the 2004 period. Interest expense increased for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, primarily due to the interest payments accrued for our 2.5% Convertible Senior Notes issued in September and October 2003.

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

Net Income (Loss) from continuing operations. The foregoing resulted in net income from continuing operations for the six months ended June 30, 2003, of $8.7 million, or $0.08 and $0.07 per basic and diluted share, respectively and net loss from continuing operations for the six months ended June 30, 2004, of ($16.5) million, or ($0.15) per basic and diluted share. In the fourth quarter of 2003, the Company determined that its Gunn consulting operations no longer fit its strategic operating objectives and accordingly adopted a formal plan to dispose of these operations within the next six-month period. Accordingly, the results of Gunn have been classified as discontinued operations for all periods presented.

For the years ended December 31, 2001, 2002, and 2003, the Gunn consulting operation generated revenue of $15.5 million, $14.6 million and $6.5 million, respectively, resulting in net income (loss) of ($1.9) million, $0.9 million and ($4.6) million, or (0.1)%, 0.2% and (1.0)% of consolidated revenue from continuing operations, respectively. During the six months ended March 31, 2004, the Company wrote off $0.1 million associated with the assets held for sale of the Gunn consulting operation.

Liquidity and Capital Resources Resources

Since our inception in October 1998 through June 30, 2004, we have financed our operations primarily with equity contributions, including net cash received from private placement sales of our capital stock totaling $169.5 million from inception, the net proceeds from our June 2000 initial public offering and the August 2001 follow-on public offering totaling $157.0 million, and, to a lesser extent, by cash generated from our business and the exercise of stock options and warrants and participation in our employee stock purchase plan. In addition, we also raised net proceeds of $106.6 million from the sale of our 2.5% Convertible Senior Notes during September and October 2003.

ReloAction has a domestic unsecured line of credit totaling $25 million in aggregate expiring on July 31, 2005. The related debt outstanding was approximately $7.8 million as of June 30, 2004 and is included in accrued and other liabilities, as the balance is expected to be paid in less than one year. Interest rate is UBOC Base Rate or LIBOR +2.125%; commitment fee is .125% on the unused portion of the payable.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2003, was $22.8 million as compared to net cash used by operating activities of $3.1 million for the six months ended June 30, 2004. The increase in net cash used by operating activities for the 2004 period, as compared to the 2003 period was attributable to a net operating loss in 2004 combined with greater proportion of revenue being generated from an increase in unbilled revenue period to period. Also contributing to the increase in net cash used was a reduction in accrued liabilities for a client acquisition payment and a change in the timing of vendor payments. The first quarter of the year is likely to generate lower cash from operations compared to other quarters due the payment of any cash bonuses in the quarter, which were accrued in the prior year and the impact of salary and fringe payments to employees as the result of annual reviews. These payroll-related items were higher in the first quarter of 2004 than in the first quarter of 2003.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2003 was $28.9 million and net cash used by investing activities was $75.0 million for the six months ended June 30, 2004. Prior to December 2001, we invested substantially all of our available cash in highly liquid temporary cash investments with initial maturities of 90 days or less which we classify as cash equivalents. Commencing in December 2001, in order to enhance our investment yield, we began to invest a portion of our available cash in financial instruments with maturity dates in excess of 90 days, which we classify as short-term investments. These financial instruments consist primarily of U.S. government debt securities and high-grade investment quality debt securities with maturities of less than three years. Accordingly, the transactions in such securities are included in investing activities and represent net cash provided by investing activities of $18.0 million for the six months ended June 30, 2003, and net cash used by investing activities of $48.8 million for the six months ended June 30, 2004. Cash was used primarily to make new client acquisitions, construct and expand our client service centers and our internal systems as well as to fund client set up costs totaling $46.4 million and $27.7 million during the six months ended June 30, 2003 and 2004, respectively.

Financing Activities

We generated $0.1 million and $1.3 million in net cash from financing activities during the six months ended June 30, 2003 and 2004, respectively. This is the net result of cash generated of $1.1 million and $3.1 million for the six months ended June 30, 2003 and 2004, respectively, from the exercise of stock options which offset payments of $1.0 million and $1.8 million made with respect to our long-term obligations during the six months ended June 30, 2003 and 2004, respectively.

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

As of June 30, 2004, we had cash, cash equivalents and short-term investments of $167.2 million. We believe that our cash on hand will be sufficient to satisfy our working capital requirements for at least the next 12 months. If we experience rapid growth or unanticipated expenses, we may need to raise additional funds through public or private debt or equity financings in order to maintain adequate cash balances to satisfy the expectations of prospective clients; finance acquisitions, expansion of our service capabilities, new client contracts with capital investment requirements, and other strategic opportunities; and address operating issues. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all, and if we need additional funds but cannot obtain them, our ability to fund our operations or strategic initiatives may be impaired.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments for the periods indicated (in thousands):

	July 1, 2004 June 30, 2005	July 1, 2005 June 30, 2007	July 1, 2007 June 30, 2009	Thereafter	Total
Long-Term Debt Obligations (1)(4)	$12,695	$528	$77	$110,000	$123,300
Operating Leases (2)	7,656	11,315	9,068	5,437	33,477
Unconditional Purchase Obligations (3)	334	5199	7,500	0	13,033

Total	$20,685	$17,042	$16,645	$115,437	$169,810

(1)	In 2003, the Company sold $110.0 million principal amount of 2.50% Convertible Senior Notes (“Notes”) due October 1, 2010 at 97% of the principal amount thereof. As of June 30, 2004, the outstanding balance of the Notes was $106.9 million The Company’s long-term arrangements also include capital lease arrangements in connection with the purchase of certain current assets and fixed assets.
(2)	Operating lease obligations represent estimated lease payments primarily related to the Company’s domestic and international office spaces and various computer and office equipment.
(3)	The Company has entered into various purchase commitments with third parties for certain products and services in connection with the Company’s process management services.
(4)	ReloAction has a domestic unsecured line of credit totaling $25 million in aggregate expiring on July 31, 2005. The related debt outstanding was approximately $7.8 million as of June 30, 2004. Interest rate is UBOC Base Rate or LIBOR +2.125%; commitment fee is .125% on the unused portion of the payable. This line of credit is not included in the table above. Though it does expire in July 2005, the Company expects to pay the balance in less than one year.

Off-Balance Sheet Arrangements

We did not issue or invest in financial investments or other derivatives for trading or speculative purposes during the three months ended June 30, 2004. As of June 30, 2004, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

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

Among other changes, FIN46R (a) clarified some requirements of the original FIN46 which had been issued in January 2003, (b) eased some implementation problems and (c) added new exceptions. FIN46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period after March 15, 2004 except that all public companies must, at a minimum, apply the provisions of the Interpretation to all entities that were previously considered “special purpose entities” under the FASB literature prior to the issuance of FIN46R by the end of the first reporting period ending after December 15, 2003. The adoption of FIN46 did not have a material impact on our financial position, results of operations, or cash flows.

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment”, addressing the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity securities of the enterprise, or (b) liabilities based on the fair market value of the enterprise’s equity securities or that may be settled by the issuance of equity securities. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require that such transactions be accounted for using a fair-value-based method. The proposed Statement would not change the accounting for transactions in which an enterprise exchanges its equity securities for services of parties other than employees, which falls under FASB Statement No. 123, “Accounting for Stock-Based Compensation.” If the proposed Statement is adopted in its current form, we would be required to record a non-cash expense for stock options issued to our employees after the Statement becomes effective as well as any pre-existing options that vest after the effective date. This could significantly reduce our reported earnings, depending on the number of stock options issued and the amount of expense recorded, although it would not have an adverse impact on our financial position or cash flows.

RISK FACTORS

Any of the following risks and uncertainties could adversely affect our business, financial condition or results of operations. Other risks and uncertainties may also have an adverse affect upon our business. The risks described in this report, and other risks that may become apparent from time to time, should be considered in assessing the Company’s prospects.

Our pending acquisition by Hewitt presents a number of risks to investors.

Our pending acquisition by Hewitt creates a number of additional risks for investors in our company. The acquisition is subject to a number of closing conditions, including but not limited to stockholder approval. During this period, management will be required to spend a significant amount of time and resources planning for integration of the two companies, which may distract from other initiatives or the normal operation of the company. In addition, employees may be distracted by integration activities and uncertainty regarding their future with the combined company, resulting in lower productivity and retention. These factors may adversely impact our business during this period and, even if the merger is completed, for some period of time thereafter.

If the Hewitt merger is completed, stockholders in Exult at the time the acquisition closes will automatically have their shares of Exult common stock converted into shares of Hewitt Class A common stock, at the exchange ratio of 0.2 shares of Hewitt stock per share of Exult stock. This means that Exult stockholders will then have an investment in the combined company and will be subject not only to the risks faced by Exult prior to the acquisition, but also to those faced by Hewitt, including new risks created by the acquisition. These new risks include, but are not limited to, the risk that the combined company will not be able to realize the anticipated benefits of the merger. In addition, the Hewitt merger could cause uncertainty among our current clients and potential clients, such that current clients may reduce services from us and our ability to attract new clients may be inhibited. We must continue to conduct our service delivery and business development operations well to demonstrate to clients that the Hewitt merger will not disrupt service quality and to prevent our competitors from using the merger as a source of doubt about us.

On the other hand, the Hewitt acquisition may not be completed for a variety of reasons, including the failure by either Hewitt or Exult to obtain approval of its stockholders, a breach by either company of their representations, warranties or covenants in the merger agreement, or either company experiences a significant adverse change in its business. If the Hewitt merger is not completed, in certain circumstances, we may be required to pay Hewitt a termination fee of up to $30 million. In addition, most, if not all, of the direct transaction costs associated with the Hewitt merger will have been incurred and will still be payable. The failure to complete the Hewitt merger may also result in a decline in our stock price, if the current market prices reflect a market assumption that the merger will be completed or if failure to complete the merger is interpreted by the market as indicative of some weakness in our business.

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

Each of our process management contracts can be terminated by the client for convenience after a specified portion of the term has elapsed, upon required notice and, in many cases, payment of specified early termination penalties. The point at which a contract may be terminated for convenience varies from client to client, generally ranging from one to five years from contract signing. That point has passed for some clients, including Bank of America (which has recently exercised this right as described above under “Recent Developments”), BP p.l.c., Prudential, Unisys Corporation and Pactiv. The early termination penalties provided for under these contracts are designed to help defray the expenses we incur in implementing the contract, including diligence, transition, set-up and installation costs, and may provide some compensation to us, but they are not adequate substitutes for the overall adverse impact to us, including revenue or profit that could be lost as a result of contract termination by the client and any write-off of assets including unbilled receivables and intangible assets associated with that contract at the time of termination. Conversely, in some cases, early termination could result in the recovery of deferred revenue, if any, associated with the contract, and that would not be indicative of future results.

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

From time to time, our clients may acquire other companies, or they may be acquired. These acquisitions may present opportunities for clients to re-evaluate the extent to which they will continue outsourcing their HR and other business processes to us, and it is possible that an existing client may decide to increase or decrease the amount of business it outsources to us or terminate the outsourcing relationship in its entirety for convenience as a result of such a transaction. For example, acquisition activity by BP p.l.c resulted in increased business for us, and divestitures by Prudential Financial, reduced our volumes on that contract. As described above under “Recent Developments,” our client Bank of America has informed us that, in connection with their acquisition of FleetBoston Financial Corporation, it will reduce the services it receives from us beginning in April 2005.

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

Our use of vendors presents liability risks, revenue volatility and margin pressures. A significant portion of our revenue is attributable to services we provide to our clients through the use of third-party vendors that provide specialized services, such as temporary staffing, training, learning content, benefits administration and certain portions of our relocation services. We select some of these vendors and assume others from relationships established by our clients before contracting with us. These vendors may act as subcontractors or vendors to us or provide services directly to our clients under our control; in either case, we have certain contractual responsibilities for the delivery and acceptability of these services, and errors or omissions, service failures, breach of contract or insolvency by our vendors could cause us to have liability to our clients. This liability could exceed the limits of liability the vendors have to us. If our clients are not satisfied with the services provided by these third-party vendors, they may be entitled to recover penalties or to terminate their agreements with us, which could seriously harm our business.

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

From the time we begin providing services under a long-term outsourcing contract until the contract reaches operational stability, we limit the amount of revenue recognized under our proportional cost methodology to amounts that have been or can be currently billed under the terms of the contract. Once the contract reaches operational stability, we discontinue this limitation and adjust the cumulative revenue recognized to date for that contract to fully reflect our then-current estimates of profitability for the contract over its term. Thereafter, we recognize revenue and profit as work progresses based upon the proportion of costs incurred to total expected costs for the life of the contract. This results in unbilled receivables to the extent that revenue recognized exceeds billings. Later in the contract term, the amount of unbilled receivables associated with that contract will diminish as billings exceed revenue recognized. However, if a contract were to terminate early, or change so that our revised estimates of revenue, cost and contract duration will no longer support the recovery of unbilled receivables over the original contract term, we would be required to write off any unbilled receivables associated with that contract to the extent that they exceed any termination payments we are entitled to recover, resulting in a commensurate charge to earnings on a current basis when the change occurs. We may also be required to write off client-specific capitalized costs under these circumstances, or amortize them over a shorter period of time, which would also reduce our earnings. Termination payments may not be sufficient to defray the entire unbilled receivable and any other client-specific capitalized costs, and the net write-off may be significant and could have a material adverse effect on our results of operations. Furthermore, cessation of payments by a client under a contract for which we have client-specific capitalized costs, including outstanding unbilled receivables, because of insolvency, legal claims or other factors, would have similar consequences. As of December 31, 2003, we had unbilled receivables of approximately $30 million, slightly more than half of which was associated with our contract with Bank of America. In the first quarter of 2004, the changes in our contractual relationship with Bank of America caused a reduction in revenue of approximately $23.9 million on that contract. After this reduction, and giving effect to increases in unbilled receivables associated with other contracts, we had unbilled receivables of approximately $25.2 million as of March 31, 2004 and $31 million as of June 30, 2004. We expect unbilled receivables to increase as our business grows.

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

Accounting rulemaking bodies and the staff of the SEC have promulgated new rules and interpretations related to accounting for long-term service contracts, including the recently released EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” We believe, based upon our analysis and consultation with our advisors, that our accounting for our existing long-term contracts is not inconsistent with these new rules and interpretations. We adopted EITF Issue 00-21 prospectively for transactions entered into after June 30, 2003. We anticipate that, in the near-term, services and deliverables to be provided under new business process management contracts will generally be similar in nature to services and deliverables provided in connection with our existing contracts. Our market and service offering is relatively new, and certain of our services have not been sold on a stand-alone basis, either by our competitors or us. Therefore, we believe that there is not, and in the near-term will not be, sufficient evidence of fair value for certain elements of our contracts. We anticipate accounting for future multiple-element contracts that share these characteristics as a single unit and in the same manner as we account for our existing multiple-element contracts as long as there continues to be a lack of fair value for certain elements of our contracts and some portion of these elements remain undelivered until the completion of a contract.

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

Our client contracts involve significant commitments and cannot be made without a lengthy, mutual, due diligence process during which we identify the potential client’s service needs and costs, and our ability to meet those needs and provide specified cost savings. We must devote significant management time and other resources to each due diligence process over a period of six months or more, and we can conduct at most only a few of these due diligence undertakings at one time. This lengthy due diligence process limits our revenue growth, and we have invested significant time and expense in some potential client relationships that have not resulted in contracts. It is possible that future client due diligence processes could result in a decision by the potential client or us not to enter into a contract after we have made significant investments of time and resources.

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

Our sales pipeline consists of potential expansions of contracts with existing clients, as well as potential contracts with new clients. From time to time, we publicly discuss our estimated frontlog in order to provide investors with information that is relevant to an understanding of our business. Frontlog represents our estimate of revenue potential from qualified client prospects with which we are in discussion regarding an outsourcing contract, as characterized by a confidentiality agreement, a letter of intent, a very small group of serious bidders, or other factors. Qualified prospective clients are those who meet our criteria for scope, number of employees and access to decision makers. Our frontlog estimates are based upon our assumptions regarding potential scope and pricing. Frontlog estimates are not representations; the sales cycle for our services is long and complex, the frontlog is fluid, some potential clients included in frontlog may decide not to outsource, and some potential contracts included in frontlog are still in the competitive bidding process, so the frontlog does not represent any assurance of future revenue and it is impossible to predict in advance which prospects may become clients or how quickly contracts may be signed or implemented.

There is no assurance that we will achieve target profits or generate positive cash flows.

The fourth quarter of 2002 was our first profitable quarter, and 2003 was our first profitable fiscal year. The creation of our business has consumed significant amounts of cash and we expect to invest additional significant amounts of cash in our future development. We incurred net losses of $94.8 million, $74.7 million and $10.6 million for the years ended December 31, 2000, 2001 and 2002, respectively, as well as a net loss of $17.7 million for the six months ended June 30, 2004. We may incur net losses in future periods. While we do not enter into contracts for which we expect to incur a loss, and although we estimate and model each of our client contracts to be individually profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. Further, our ability to sustain positive cash flow depends upon a number of factors, including fuller utilization of our infrastructure and achievement of additional scale in our business. Cash flow can vary significantly from quarter to quarter for various reasons, including investments we make in connection with new client transitions and strategic initiatives and timing differences between our receipt of payments from our clients and payments to our vendors.

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

Multinational capabilities are important to our ability to compete for the business of Global 500 clients and to deliver high-quality services while reducing client expenses and maintaining a level of delivery cost that enables us to meet our profit expectations. In June 2003, we acquired several international contracts and related infrastructure, including client service centers in England and Brazil and operating presences in Hong Kong and Singapore. We have also commenced operation of client service centers in Canada and India. We now operate client service centers on four continents. We expect to continue to expand our international operations in the future as we take on additional large, multinational clients. Overseas expansion requires capital investment and presents significant risks and operational challenges. Foreign legal and regulatory requirements, affecting business operations in general as well as human resources processes in particular, may be complex and require significant investment in compliance capabilities. Development and maintenance of the expertise required to deal effectively with different countries’ workplace practices could be expensive and time consuming. Tariffs and other trade barriers, high taxes, political instability, and international currency exchange rates and related issues may increase the cost and risks associated with our operations. We must design and operate web sites and other service delivery components that are accessible by employees of overseas clients, and differing technology standards and Internet regulations may affect access to and operation of our web sites and our clients’ web sites. We will need to rely upon third parties to supplement our overseas service delivery capabilities and to address potentially complex regulatory, systems integration, service delivery, and relationship issues. Because of these and other factors, our overseas operations will require significant financial and management resources and may be more prone to service delivery errors and delays, which could damage our reputation and jeopardize contracts.

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

Some of the corporate relocation services we offer involve the purchase of houses, which exposes us to various risks related to home ownership.

As part of our corporate relocation services offering that we provide through our recent acquisition of ReloAction, we offer clients various services to help their employees sell their existing homes and purchase new homes in their place of relocation. Some of these services involve the purchase of employee homes that we then resell on behalf of our clients. When we purchase employees’ homes, we become subject to various risks of home ownership, including but not limited to, premises liability, property loss, environmental and toxic waste liability, capital losses, and seller’s liability upon resale of these homes. While we attempt to contractually limit or avoid these liabilities, we cannot guarantee that these contractual provisions will immunize us from liabilities associated with home ownership. These liabilities could be significant and may materially impact our business, financial condition, and results of operations.

We may need additional capital, which might not be available or might dilute existing stockholders.

For the years ended December 31, 2001 and 2002 and for the six months ended June 30, 2004, we used cash of $35.0 million, $5.5 million, and $3.1 million, respectively, in operating activities. For the years ended December 31, 2001, 2002 and 2003 and the six months ended June 30, 2004, we used cash of $21.0 million, $38.1 million, $47.4 million and $27.7, respectively, to make client acquisitions, fund expenditures for direct contract costs and acquire property, plant and equipment as well as certain contract-related intangible assets. In addition, while cash flow from operating activities for the year ended December 31, 2003 provided cash of $24.0 million, cash used in investing activities to fund expenditures for direct contract costs, acquiring property, plant, equipment and contract related intangible assets, and the purchase of an outsourcing business totaled $64.0 million. Ongoing development and expansion of our infrastructure and service capacity, acquiring new client contracts and transitioning their services requires significant capital investment. We may decide to raise additional funds through public or private debt or equity financings in order to maintain adequate cash balances to satisfy the expectations of prospective clients; finance acquisitions, new client contracts with capital investment requirements, and other strategic opportunities; and address operating issues. If we are required to raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Further, such equity securities may be sold at prices below those paid by existing stockholders, and have rights, preferences or privileges senior to those of our common stock. We cannot be certain that we will be able to raise additional funds on favorable terms, or at all, and if we need additional funds but cannot obtain them, our ability to fund our operations or strategic initiatives may be impaired.

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

To sustain and increase profitability, we must extend our service model across many client organizations and gain additional critical mass in the size and breadth of our operations. Our ability to achieve growth depends upon the following essential elements:

•	The market for skilled employees is competitive, and we must be able to hire, train and retain key personnel including managers, HR specialists, web and Internet technologists and programmers, business development and process management specialists and technical and customer support personnel. To keep pace with our growth, we have decided to add additional management in key areas, and we have several searches underway.

•	We have recently added four client service centers: one in India, which we have created to provide supporting services across our system; one in Canada, which we have begun operating in connection with our contract with BMO Financial Group; and one each in England and Brazil, which we acquired as part of our purchase of PwC’s BPO operations. We anticipate opening an additional center in Eastern Europe. Our plan is to use these new centers, together with our centers in the U.S. and Scotland, as an integrated multi-shore network within which we will allocate work as efficiently as possible based upon the tasks being performed, staff training and expertise, costs, regulatory issues, language, and other factors. Optimal work allocation is an important part of the Multi-Process OutsourcingSM, operational platform and can be difficult to achieve due to significant training, organizational integration, and systems requirements; cultural, political and regulatory barriers to “offshoring;” and other factors. If we are unable to optimize work allocation, our profitability and ability to structure competitive new BPO contracts will suffer.

•	Our client service centers are designed to handle our existing client demands and have capacity to accommodate anticipated near-term growth in our service volumes. In the long run we will need to expand our existing centers or open new client service centers to handle the long-term growth we seek. We must devote substantial financial and management resources to launch and operate new centers successfully, and we may not select appropriate locations for these centers, open them in time to meet our client service commitments or manage them profitably.

•	As we assume responsibility for the existing HR departments of our clients, we must be able to assimilate certain HR personnel from these clients and integrate disparate systems, procedures, controls and infrastructures.

If we do not manage growth effectively, our ability to perform under our contracts may be jeopardized and our reputation may be harmed.

Recruitment and retention of key employees may be difficult and expensive.

We believe that our success is dependent upon the leadership and operational skills of our senior management team and other key employees. In general, the employment of our key personnel may be terminated by either the employee or us at any time, for any reason without cause or advance notice subject to severance benefit obligations under some circumstances. Due to the competitive nature of our industry and other factors, we may not be able to retain all of our senior managers and key personnel. If any of these individuals were unable or unwilling to continue working for us, we could have difficulty finding a replacement and our business could be harmed.

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

From time to time we may be party to legal proceedings, lawsuits and other claims that could result in imposition of damages against us and could harm our business and financial condition.

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

In June 2003, we acquired several international contracts and related infrastructure, including client service centers in England and Brazil and operating presences in Hong Kong and Singapore from PwC. We also recently completed our acquisition of ReloAction, a relocation services company, and may pursue additional acquisitions under appropriate circumstances. We cannot provide any assurance that we will be able to complete any additional acquisitions, or that any acquisitions we may complete will enhance our business. The PwC and ReloAction acquisitions, and any other acquisition we complete in the future could subject us to a number of risks, including:

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

Our reported earnings per share will be decreased and may be more volatile because of the contingent conversion provision of the Notes. Holders of the Notes are generally entitled to convert the Notes into common stock if the price of our common stock reaches a specified threshold; the Notes are called for redemption; specified corporate transactions occur; or the trading price of the Notes falls below certain thresholds. Until one of these contingencies is met, the shares underlying the Notes are not included in the calculation of our basic or fully diluted earnings per share. If a contingency were met, fully diluted earnings per share would decrease as a result of the inclusion of the underlying shares in the calculation of fully diluted earnings per share. In addition, volatility in our stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of our fully diluted earnings per share. Based upon the current conversion price, the Notes will be convertible into 9,354,000 shares of our common stock.

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

We are not restricted from incurring additional debt. The Notes are our senior unsecured obligations and rank equally with our entire existing and future senior unsecured indebtedness. The indenture under which the Notes have been issued does not restrict the incurrence of additional debt, and the Notes are effectively subordinated to any secured indebtedness to the extent of the value of that security, and to any liabilities of our subsidiaries to the extent of their assets.

Our stock price is likely to be highly volatile.

The price at which our common stock trades has fluctuated significantly and is likely to continue to be highly volatile. From our IPO in June 2000 through June 30, 2004, the sales price of our stock, as reported on The Nasdaq National Market, has ranged from a low of $1.97 to a high of $19.85. We are a relatively new company without a long history of profitability, and we utilize the Internet and a technology infrastructure to deliver our services. The share prices for other companies with similar characteristics have at times increased to levels that bore no relationship to their operating performance, and at other times have declined dramatically, even without apparent changes in their business.

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

Approximately half of our outstanding shares are in the hands of their original purchasers and can be sold publicly pursuant to Rule 144 or other exemptions from registration. These investors may seek to sell their shares, and sales of large numbers of shares in the same time period could cause the market price of our common stock to decline significantly. In addition, as of June 30, 2004, approximately 32.0 million shares of our common stock were reserved for issuance to our employees, directors and officers pursuant to our stock incentive plans. Upon issuance, these shares may be sold publicly without registration and may also have an adverse effect on the market price of our common stock. Holders of our recently issued convertible Notes may elect to convert these notes into shares of common stock under certain circumstances and resell such shares in the public market. Such sales may have an adverse effect on the market price of our common stock.

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

Our executive officers, directors and their respective affiliates have the right to vote approximately half of our outstanding common stock as of June 30, 2004. As a result, these stockholders, acting together, have the ability to control matters requiring stockholder approval, including the election of directors and mergers, consolidations and sales of all or substantially all of our assets. These stockholders may have interests that differ from other investors and they may approve actions that other investors vote against or reject actions that other investors have voted to approve. In addition, this concentration of ownership may also have the effect of preventing, discouraging or deferring a change in control of us, which, in turn, could depress the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity

At June 30, 2004, our investment portfolio consisted primarily of fixed income securities totaling approximately $108.6 million. The carrying amount of these securities approximates fair market value. These securities are subject to interest rate risk and will decline in value if market rates increase. If market rates were to increase immediately and uniformly by 10% from levels as of June 30, 2004, the decline in the fair value of the portfolio would not be material to our financial position or results of operations.

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

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters include, among other things, assertions of contract breach, claims for indemnity arising in the course of the Company’s business and claims by persons whose employment with the Company has been terminated in connection with facilities consolidations, headcount rationalizations, outsourcing of certain operational functions, including in some cases to offshore vendors, and other measures that the Company has undertaken and expects to continue to undertake in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of June 30, 2004. However, based on its knowledge at the time of this report management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) Issuer Purchases of Equity Securities

The following table provides information about Exult’s share repurchase activity for the quarter ended June 30, 2004:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2004 – June 30, 2004	13,406(1)	$6.12	N/a	N/a

(1)	Shares were held by an executive and cancelled in satisfaction of income tax obligations arising from the vesting of restricted stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Annual Meeting of Stockholders was held on May 6, 2004.

(b)	Three Class 1 directors were elected to serve for a term of three years ending at the 2007 annual meeting of stockholders. The three Class 1 directors are Mark F. Dzialga, Thomas J. Neff and Mary Alice Taylor. Continuing directors included one Class 2 director, John R. Oltman, and four Class 3 directors, J. Michael Cline, Steven A. Denning, James C. Madden, V., and Karl M. von der Heyden.

(c)	The election of three Class 1 directors:

Director	For	Against/Broker Non- Votes/Withheld
Mark F. Dzialga	95,588,624	389,507
Thomas J. Neff	95,713,989	534,142
Mary Alice Taylor	95,902,975	345,156

In addition, the Stockholders ratified the appointment of KPMG LLP as the Independent Public Company Accounting Firm of the Registrant for the fiscal year ending December 31, 2004. The votes cast for the ratification were 95,990,833; votes cast against or withheld were 36,339; and, there were no abstentions and broker non-votes. No other matters were voted upon at the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

The following Exhibits are incorporated herein by reference.

Exhibit Number	Description

3.1*	Fourth Amended and Restated Certificate of Incorporation of Exult, Inc.

3.2*	Amended and Restated Bylaws of Exult, Inc.

10.19.13†	Amendment No. 4 to Master Services Agreement dated as of June 1, 2004, by and between Exult and Bank of America.

10.28.7†	Letter Agreement dated June 28, 2004, by and between Exult, Inc. and Prudential Insurance Company.

10.32.4†	Letter Agreement dated May 26, 2004, by and between Exult, Inc. and Bank of Montreal.

10.34**	Agreement and Plan of Merger, dated as of June 15, 2004, by and among Exult, Inc., Hewitt Associates, Inc., and Eagle Merger Corp.

31.1	Written statement of the Chief Executive Officer of Exult, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Written statement of the Chief Financial Officer of Exult, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Statement of the Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-31754) and incorporated herein by reference.
**	Previously filed with the Company’s Current Report on Form 8-K filed June 18, 2004 and incorporated herein by reference.
†	Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated April 12, 2004, was furnished to the SEC including a copy of the Registrant’s press release related to changes in services to be provided to Bank of America and the termination of certain services to Bank of America.

Current Report on Form 8-K dated April 22, 2004, was furnished to the SEC including a copy of the Registrant’s press release announcing a definitive agreement to acquire ReloAction.

Current Report on Form 8-K dated April 27, 2004, furnishing a copy of the Registrant’s press release announcing its earnings for the quarter and year ended December 31, 2003.

Current Report on Form 8-K dated June 15, 2004, was furnished to the SEC including a copy of the Registrant’s Agreement and Plan of Merger with Hewitt Associates, Inc. and a copy of the Registrant’s related press release.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the undersigned has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August 2004.

EXULT, INC.

By:	/S/ JAMES C. MADDEN, V
James C. Madden, V Chief Executive Officer and Chairman of the Board (principal executive officer)

By:	/S/ JOHN A. ADAMS
John A. Adams Executive Vice President and Chief Financial Officer (principal financial and accounting officer)